Form 10-Q
period 2024-06-30
DT Cloud Star Acquisition Corp
filed 2024-09-06
CIK 2017950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-42167

DT Cloud Star Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Floors 1 through 3, 175 Pearl Street Brooklyn, New York	11201
(Address of principal executive offices)	(Zip Code)

(718) 865-2000

Registrant’s telephone number, including area code

N/A

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, $0.0001 par value per share, and one Right	DTSQU	The Nasdaq Stock Market LLC
Ordinary Shares, par value $0.0001 per share	DTSQ	The Nasdaq Stock Market LLC
Rights, each entitling the holder to receive one-ninth (1/9) of one Ordinary Share	DTSQR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of September 6, 2024, there were 8,900,900 ordinary shares, par value $0.0001 per share, issued and outstanding.

DT Cloud Star Acquisition Corporation

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DT CLOUD STAR ACQUISITION CORPORATION

BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Prepaid expenses	$4,601	$2,970

Total current assets	4,601	2,970
Deferred offering costs	222,426	-

TOTAL ASSETS	$227,027	$2,970

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$7,900	$-
Amount due to Sponsor	8,756	8,756
Promissory note - Sponsor	268,815	-

Total Current Liabilities	285,471	8,756

TOTAL LIABILITIES	285,471	8,756

Commitments and contingencies (Note 7)	-	-

Shareholders’ deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,725,000 shares issued and outstanding (1)	173	173
Additional paid-in capital	24,827	24,827
Share capital receivable	(25,000)	(25,000)
Accumulated deficit	(58,444)	(5,786)

Total Shareholders’ deficit	(58,444)	(5,786)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$227,027	$2,970

(1)	The Company issued 1 share in 2022, 999 shares in 2023 and 1,724,000 shares in January 2024. The company applied the retrospective approach to present the subsequent share issuance in 2024 in the Financial Statements for the year ended December 31, 2023 and six months ended June 30, 2024, respectively. The 1,725,000 shares include up to an aggregate of 225,000 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part.

See accompanying notes to the unaudited financial statements.

DT CLOUD STAR ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Formation and operating costs	$(42,035)	$(665)	$(52,658)	$(1,330)

NET LOSS	$(42,035)	$(665)	$(52,658)	$(1,330)

Basic and diluted weighted average shares outstanding(1)	1,500,000	1,500,000	1,500,000	1,500,000
Basic and diluted net loss per share	$(0.0280)	$(0.0004)	$(0.0351)	$(0.0009)

(1)	Excludes up to an aggregate of 225,000 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part.

See accompanying notes to unaudited financial statements.

DT CLOUD STAR ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Six Months Ended June 30, 2024
	Ordinary Shares		Additional Paid-in	Share Capital	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	deficit
Balance as of December 31, 2023(1)	1,725,000	$173	$24,827	$(25,000)	$(5,786)	$(5,786)

Net loss for the period	-	-	-	-	(10,623)	(10,623)

Balance as of March 31, 2024	1,725,000	$173	$24,827	$(25,000)	(16,409)	(16,409)

Net loss for the period	-	-	-	-	(42,035)	(42,035)

Balance as of June 30, 2024	1,725,000	$173	$24,827	$(25,000)	$(58,444)	$(58,444)

	For the Six Months Ended June 30, 2023
	Ordinary Shares		Additional Paid-in	Share Capital	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of December 31, 2022(1)	1,725,000	$173	$24,827	$(25,000)	$(1,565)	$(1,565)

Net loss for the period	-	-	-	-	(665)	(665)

Balance as of March 31, 2023	1,725,000	$173	$24,827	$(25,000)	(2,230)	(2,230)

Net loss for the period	-	-	-	-	(665)	(665)

Balance as of June 30, 2023	1,725,000	$173	$24,827	$(25,000)	$(2,895)	$(2,895)

(1)	Includes up to an aggregate of 225,000 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part.

See accompanying notes to unaudited financial statements.

DT CLOUD STAR ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Cash flows from operating activities:
Net loss	$(52,658)	$(1,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid expenses	1,485	1,330
Change in operating assets and liabilities:
Prepaid expenses	(3,116)	-
Deferred offering costs	(222,426)	-
Accrued liabilities	7,900	-

Net cash used in operating activities	(268,815)	-

Cash flows from financing activities:
Proceeds from Promissory Note - Sponsor	268,815	-

Net cash provided by financing activities	268,815	-

NET CHANGE IN CASH	-	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$-	$-

See accompanying notes to unaudited financial statements.

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

DT Cloud Star Acquisition Corporation (the “Company”) is a newly incorporated blank check company. It was incorporated as a Cayman Islands exempted company on November 29, 2022, with the original name of Infinity Star Acquisition Corporation at inception. The name was changed to DT Cloud Star Acquisition Corporation on January 31, 2024. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination.

As of June 30, 2024, the Company has not commenced any operations. All activities through June 30, 2024 relate to the Company’s formation and the initial public offering (“IPO”) effective July 24, 2024. Subsequent to the IPO, the Company’s activity has been limited to the evaluation of business combination candidates. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income and changes in unrealized appreciation of Trust Account assets from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s Initial Public Offering was declared effective on July 24, 2024. On July 26, 2024, the Company consummated the Initial Public Offering of 6,900,000 units (the “Public Units” and, with respect to the Ordinary Shares included in the Units being offered, the “Public Shares”), which includes 900,000 Public Units upon the full exercise by the underwriter of its over-allotment. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 206,900 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to DT Cloud Star Management Limited (the “Sponsor”), generating gross proceeds of $2,069,000 to the Company.

Each Public Unit consists of one ordinary share of the Company, par value $0.0001 per share (“Ordinary Share”) and one right to receive one-ninth (1/9) of one Ordinary Share upon the consummation of an initial business combination (“Right”). The Public Units were sold at an offering price of $10.00 per Public Unit, generating gross proceeds of $69,000,000.

As of July 26, 2024, a total of $69,000,000 of the net proceeds from the IPO was deposited in a trust account established for the benefit of the Company’s public stockholders, with Wilmington Trust National Association acting as trustee. $2,069,000 proceeds from the Private Placement Units was deposited in an operating account with Wilmington Trust.

Trust Account

As of July 26, 2024, the aggregate amount of $69,000,000 ($10.00 per Public Unit) of the proceeds from the IPO was held in a trust account (“Trust Account”) established for the benefit of the Company’s public shareholders and maintained by Wilmington Trust, acting as trustee. The fund will be invested only in U.S. government treasury bills, with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds in the Trust Account will not be released until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination within 15 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of the Company’s public shares if the Company is unable to complete its initial Business Combination within 15 months from the closing of the Initial Public Offering, subject to applicable law.

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with an initial Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the public shares without the Company’s prior written consent.

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The shareholders will be entitled to redeem their public shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per public share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their public shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights. The ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with ASC Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, offer such redemption pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Sponsor and any of the Company’s officers or directors that may hold Founder Shares (as described in Note 5) (as defined the “initial shareholders”) are identical to the ordinary shares included in the units being sold in this offering except that the founder shares are subject to certain transfer restrictions, as described in more detail below: the sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (i) to waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of the initial business combination, (ii) to waive their redemption rights with respect to any founder shares, private placement shares and public shares held by them in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (A) to modify the substance or timing of obligation to provide for the redemption of public shares in connection with an initial business combination or to redeem 100% of public shares if the Company have not consummated the initial business combination within the timeframe set forth therein or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement shares if the Company fail to complete the initial business combination within 15 months from the closing of this offering (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fail to complete the initial business combination within the prescribed time frame).

The Company will have until October 26, 2025 initially to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 15 months, if we seek shareholder approval for an extension, our public shareholders will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then issued and outstanding public shares, subject to applicable laws.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.00.

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.00 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the “Proposed Public Offering” against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavouring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Going Concern Consideration

The Company initially has 15 months from the consummation of the Initial Public Offering to consummate the initial Business Combination. If the Company does not complete a Business Combination within 15 months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Act (As Revised) of the Cayman Islands. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a Business Combination. If the Company is unable to consummate the Company’s initial Business Combination by October 26, 2025 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the Company’s rights will expire and will be worthless.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern.

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash and cash equivalents as of June 30, 2024 and December 31, 2023.

Ordinary Share Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of July 26, 2024, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal and other expenses incurred through the balance sheet dates that are directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Income Taxes

Income taxes are determined in accordance with the provisions of Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Loss per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to the redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders.

The net loss per share presented in the statement of operations is based on the following:

	For the Six Months ended June 30, 2024	For the Six Months ended June 30, 2023
Net loss	$(52,658)	$(1,330)

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023
Net loss	$(42,035)	$(665)

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

	For the Six Months Ended		For the Six Months Ended
	June 30, 2024		June 30, 2023
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$-	$(52,658)	$-	$(1,330)
Allocation of net loss	$-	$(52,658)	$-	$(1,330)
Denominators:
Weighted-average shares outstanding	-	1,500,000	-	1,500,000
Basic and diluted net loss per share	$-	$(0.0351)	$-	$(0.0009)

	For the Three Months Ended		For the Three Months Ended
	June 30, 2024		June 30, 2023
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$-	$(42,035)	$-	$(665)
Allocation of net loss	$-	$(42,035)	$-	$(665)
Denominators:
Weighted-average shares outstanding	-	1,500,000	-	1,500,000
Basic and diluted net loss per share	$-	$(0.0280)	$-	$(0.0004)

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

“Fair value” is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

●	Level 2 - Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

●	Level 3 - Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

NOTE 3 –INITIAL PUBLIC OFFERING

On July 26, 2024, pursuant to the Initial Public Offering, the Company sold 6,900,000 Public Units, which includes 900,000 Public Units upon the full exercise by the underwriter of its over-allotment option, at a purchase price of $10.00 per Public Unit. Each Unit will consist of one ordinary share and one Public Right. Each whole Public Right will entitle the holder to receive one-ninth (1/9) ordinary share upon consummation of initial business combination.

All of the 6,900,000 public shares sold as part of the Public Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association, or in connection with the Company’s liquidation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

The Company’s redeemable ordinary share is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 – PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated a private placement of 206,900 Private Placement Units, at a price of $10.00 per Private Placement Unit. Each Private Placement Unit consists of one Private Placement Share and one right (“Private Placement Right”). Each Private Placement Right will entitle the holder to receive one-ninth (1/9) ordinary share upon consummation of the initial business combination.

The Private Placement Units are identical to the Public Units sold in the Initial Public Offering except for certain registration rights and transfer restrictions.

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On November 29, 2022, the Company issued an aggregate of 1,725,000 founder shares (“Founder Shares”) to the initial shareholders, so that the Sponsor collectively owned 20% of the Company’s issued and outstanding shares after the Initial Public Offering for an aggregate purchase price of $25,000.

On July 26, 2024, since the underwriter exercised the over-allotment in full, no Founder Shares are subject to forfeiture.

Representative Shares

On July 26, 2024, the Company issued 69,000 ordinary shares of $0.0001 par value each to A.G.P (hereafter – the Representative Shares), at the closing of the IPO as part of representative compensation. The shares were accounted for as of July 26, 2024, and received by A.G.P.

Private Placement

The Company consummated the sale of 206,900 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating gross proceeds of $2,069,000 to the Company.

Promissory Note — Related Party

On December 31, 2023, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note is non-interest-bearing and payable on the earlier of (i) December 31, 2024 and (ii) the date on which the Company consummates an IPO or the date on which the Company determines not to conduct the IPO.

As of June 30, 2024 and December 31, 2023, the principal amount due and owing under the Promissory Note was $268,815 and $0, respectively.

Due to Related Party

As of June 30, 2024 and December 31, 2023, the Company had a temporary advance of $8,756 and $8,756 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

On July 29, 2024, the Company paid off the Promissory Note and Amount due to Sponsor which were $298,440 and $83,756, respectively.

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Administrative Services Arrangement

An affiliate of the Sponsor will agree that, commencing from the date that the Company’s securities are first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $10,000 per month for these services commencing on the closing date of this offering for 15 months. $0 was incurred for the services for both six months periods ended June 30, 2024 and 2023. $0 was incurred for the services for both three months periods ended June 30, 2024 and 2023.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $300,000 converted upon consummation of our business combination into private units at a price of $10.00 per unit. As of June 30, 2024 and December 31, 2023, the principal amount due under the Working Capital Loan was $0.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares, with a par value $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of June 30, 2024 and December 31, 2023, an aggregate of 1,725,000 initial shares were recorded as issued and outstanding on a retrospective basis, of which 225,000 ordinary shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. As of July 26, 2024, there were 2,000,900 shares outstanding including 206,900 shares from Private Placement, 69,000 Representative Shares, and excluding 6,900,000 Ordinary Shares Subject to possible redemption.

Rights — Each holder of a right will receive one-ninth (1/9) ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/9 share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently assessing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited financial statements. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on July 26, 2024, the holders of the Founder Shares, Private Placement Units (including securities contained therein), and units (including securities contained therein) that may be issued on conversion of working capital loans or extension loans (and) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of this offering requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company’s register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company completion of initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriter Agreement

The underwriters are entitled to aggregate 3.5% of the gross proceeds of the IPO and the Over-Allotment Option, including:

The underwriters are entitled to a cash underwriting discount of 1.5% of the gross proceeds of the Initial Public Offering, upon the consummation of IPO.

As of July 26, 2024, the Company paid a cash underwriting commission of 1.5% of the gross proceeds of the IPO, or $1,035,000. The Company issued 69,000 ordinary shares of $0.0001 par value each to A.G.P at the closing of the IPO as part of representative compensation. The shares were accounted for as of July 26, 2024, and received by A.G.P on the IPO day.

The underwriters are entitled to a cash underwriting discount of 1.0% of the gross proceeds of the of the Initial Public Offering, which will be deferred and payable until the closing of the initial Business Combination, without accrued interest.

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were filed.

Other than event above and as described in Notes 1, 3, 4, 5, and 7, which were related to the consummation of the IPO, the Private Placement, payment of offering costs, and the repayment of the Promissory Note, etc., the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this quarterly report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to DT Cloud Star Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to DT Cloud Star Management Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on November 29, 2022 as an exempted company with limited liability. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to as a “target business.” We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

On July 26, 2024, we consummated the initial public offering of 6,900,000 units (“Units”), which includes the exercise in full by the underwriters of their over-allotment option to purchase up to an additional 900,000 Units on July 25, 2024. Each Unit consists of one ordinary share, par value $0.0001 per share (“Ordinary Share”), and one right (“Right”) to receive one-ninth (1/9) of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $69,000,000. A.G.P./Alliance Global Partners (“A.G.P.”) served as the representative of the underwriters of our initial public offering.

Simultaneously with the closing of our initial public offering on July 26, 2024, we consummated the private placement with DT Cloud Star Management Limited, the sponsor (“Sponsor”), of 206,900 private units at a price of $10.00 per private unit, generating total gross proceeds of $2,069,000. As of July 26, 2024, a total of $69,000,000 of the net proceeds from our initial public offering were deposited in a trust account established for the benefit of our public stockholders, with Wilmington Trust National Association acting as trustee.

Our Units started to be listed on The Nasdaq Global Market (the “Nasdaq”) and began trading under the ticker symbol “DTSQU” on July 25, 2024. Each of the Ordinary Shares and Rights may trade separately on the 52nd day after the date of our final prospectus dated July 24, 2024 (the “Prospectus”), unless the underwriters determine that an earlier date is acceptable (based upon, among other things, its assessment of the relative strengths of the securities markets and small capitalization and blank check companies in general, and the trading pattern of, and demand for, our securities in particular). Those Units not separated will continue to trade on Nasdaq under the symbol “DTSQU,” and each of the Ordinary Shares and Rights that are separated will trade on Nasdaq under the symbols “DTSQ” and “DTSQR,” respectively.

Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location. Our management team is actively seeking out potential opportunities to pursue a business combination. Completion of an initial business combination is subject to, among other things, the negotiation and execution of a definitive agreement providing for the transaction, satisfaction of the closing conditions included therein and approval of the transaction by our shareholders. Accordingly, there can be no assurance that a definitive agreement will be entered into or that the proposed transaction will be consummated in the near term. Nevertheless, we are confident that we will be able to find a target business that will meet expectations. We intend to capitalize on the strengths and experiences of our management team to select, acquire and form a business combination that has a competitive advantage in their core business and is positioned to bring in high returns and long-term sustainable growth.

Liquidity and Capital Resources

On July 26, 2024, we consummated the initial public offering of 6,900,000 Units, which includes the exercise in full by the underwriters of their over-allotment option to purchase up to an additional 900,000 Units on July 25, 2024. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $69,000,000. Simultaneously with the closing of our initial public offering on July 26, 2024, we consummated the private placement with the Sponsor of 206,900 private units at a price of $10.00 per private unit, generating total gross proceeds of $2,069,000.

Following our initial public offering and the private placement, a total of $69,000,000 of the net proceeds were deposited in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding deferred underwriting commissions and less taxes payable) to complete our initial business combination. We may withdraw interest from the trust account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. We intend to use the funds held outside the trust account primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

For the six months ended June 30, 2024, cash used by operating activities was $268,815, primarily due to deferred offering costs. As of June 30, 2024, we had cash at bank of $0 and cash in escrow of $0.

On December 31, 2023, we issued an unsecured promissory note to the Sponsor, which was amended and restated on April 25, 2024, pursuant to which we may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note is non-interest-bearing, and the principal under the Promissory Note is payable on the earlier of (1) December 31, 2024 and (2) the date on which we consummate the initial public offering of our securities or the date on which we determine not to conduct an initial public offering of our securities. As of June 30, 2024, March 31, 2024, and December 31, 2023, the principal amount due under the Promissory Note were $268,815, $89,500, and $0, respectively.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor, officers, directors, or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loan”). If we complete our initial business combination, we will repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $300,000 of such loans may be convertible upon consummation of the initial business combination into private units at a price of $10.00 per unit. As of the date of this Quarterly Report, no Working Capital Loan has been granted.

Results of Operations

Our entire activity since inception up to June 30, 2024 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the Trust Account.

For the three months ended June 30, 2024, we had a net loss of approximately $42,035, which consisted of formation and operation cost of $42,035.

For the six months ended June 30, 2024, we had a net loss of approximately $52,658, which consisted of formation and operation cost of $52,658.

For the three and six months ended June 30, 2023, we had a net loss of $665 and $1,330, respectively, which consisted of formation and operation cost of $665 and $1,330, respectively.

Contractual Obligations

Registration Rights

Pursuant to a registration rights agreement entered into on July 24, 2024, the holders of the insider shares, private placement units (including securities contained therein), and units (including securities contained therein) that may be issued on conversion of working capital loans are entitled to certain customary registration rights for the resale of such securities. The holders of these securities are entitled to make requests for no more than two demand registrations, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a cash underwriting commission of 2.5% of the gross proceeds of the initial public offering upon the closing of the initial business combination, including (1) $0.15 per Unit, or $900,000 (or $1,035,000 if the underwriters’ over-allotment option is exercised in full) in the aggregate, payable to the underwriters in cash upon the consummation of the initial public offering, and (2) $0.10 per Unit, or $600,000 (or $690,000 if the underwriters’ over-allotment option is exercised in full) in the aggregate, for deferred underwriting commissions that will be placed in the trust account as described in the Prospectus and payable to the underwriters in cash upon the consummation of the initial business combination. In addition, we agreed to issue 60,000 Ordinary Shares (or up to 69,000 Ordinary Shares if the underwriters’ over-allotment option is exercised in full) (the “Representative Shares”) to A.G.P. upon the consummation of the initial public offering as part of the underwriting compensation in connection with this offering. On July 26, 2024 we issued 69,000 Representative Shares to A.G.P. at the closing of our initial public offering, which have been received by A.G.P.

Administrative Services Agreement

On July 24, 2024, we entered into an agreement with the Sponsor, pursuant to which we agreed to pay the Sponsor a total of $10,000 per month for secretarial and administrative support services provided to us through the earlier of consummation of the initial business combination and our liquidation.

In addition, our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. A critical accounting estimate to our unaudited financial statements includes the valuation of ordinary shares subject to possible redemption. We have not identified any critical accounting estimates.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company”, we are not required to, among other things, (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (4) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This item is not applicable as we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Prospectus. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

In November 2022, March 2023 and January 2024, an aggregate of 1,725,000 insider shares were issued to our initial shareholders, for an aggregate purchase price of $25,000, or approximately $0.014 per share. The insider shares held by our initial shareholders included an aggregate of up to 225,000 shares subject to forfeiture by our sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that our initial shareholders would collectively own 20.0% of our issued and outstanding shares after our initial public offering (excluding the sale of the private units and the issuance of representative shares and assuming our initial shareholders did not purchase units in our initial public offering). On July 25, 2024, the underwriters exercised their over-allotment option in full.

Simultaneously with the closing of our initial public offering on July 26, 2024, we consummated the private placement with the Sponsor of 206,900 private units at a price of $10.00 per private unit. This issuance was made pursuant to Section 4(a)(2) of the Securities Act, as the transaction did not involve a public offering. No underwriting discounts or commissions were paid with respect to the private placement.

Use of Proceeds

On July 26, 2024, we consummated the initial public offering of 6,900,000 Units, which includes the exercise in full by the underwriters of their over-allotment option to purchase up to an additional 900,000 Units on July 25, 2024. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $69,000,000. Simultaneously with the closing of our initial public offering on July 26, 2024, we consummated the private placement with the Sponsor of 206,900 private units at a price of $10.00 per private unit, generating total gross proceeds of $2,069,000.

As of July 26, 2024, a total of $69,000,000 of the net proceeds from our initial public offering was deposited in a trust account established for the benefit of our public stockholders, with Wilmington Trust National Association acting as trustee.

The securities sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-278982) (the “Registration Statement”). The SEC declared the Registration Statement effective on July 24, 2024.

There has been no material change in the planned use of proceeds from our initial public offering and the private placement as described in our Prospectus.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 6, 2024	DT Cloud Star Acquisition Corporation

	By:	/s/ Bian Fan
	Name:	Bian Fan
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Kenneth Lam
	Name:	Kenneth Lam
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

