Form 10-Q
period 2024-09-30
DT Cloud Star Acquisition Corp
filed 2024-11-12
CIK 2017950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-42167

DT Cloud Star Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Cadman Plaza West, 12th Floor Brooklyn, NY	11201
(Address of principal executive offices)	(Zip Code)

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

As of November 12, 2024, there were 8,900,900 ordinary shares, par value $0.0001 per share, issued and outstanding.

DT Cloud Star Acquisition Corporation

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DT CLOUD STAR ACQUISITION CORPORATION

BALANCE SHEETS

	September 30,2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$444,850	$-
Prepaid expenses	51,937	2,970

Total current assets	496,787	2,970
Cash and marketable securities held in trust	69,649,464	-
TOTAL ASSETS	$70,146,251	$2,970

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$15,233	$-
Amount due to Sponsor	54,500	8,756

Total Current Liabilities	69,733	8,756

Deferred underwriting compensation	690,000	-

TOTAL LIABILITIES	759,733	8,756

Commitments and contingencies (Note 7)	-	-
Ordinary shares subject to possible redemption, 6,900,000 shares (at redemption price of $10.09 per share)	69,649,464	-

Shareholders’ deficit:
Ordinary shares, par value $0.0001 per share; 500,000,000 shares authorized; 2,000,900 and 1,725,000(1) shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	200	173
Additional paid-in capital	-	24,827
Share capital receivable	-	(25,000)
Accumulated deficit	(263,146)	(5,786)

Total Shareholders’ deficit	(262,946)	(5,786)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$70,146,251	$2,970

(1)	The Company issued 1 share in 2022, 999 shares in 2023 and 1,724,000 shares in January 2024. The Company applied the retrospective approach to present the subsequent share issuance in 2024 in the Financial Statements for the year ended December 31, 2023. The 1,725,000 shares include up to an aggregate of 225,000 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part.

See accompanying notes to the unaudited financial statements.

DT CLOUD STAR ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Operating expenses:
Formation and operating costs	$(107,361)	$(666)	$(160,019)	$(1,996)
General and administrative expenses	(20,000)	-	(20,000)	-
Loss from operations	(127,361)	(666)	(180,019)	(1,996)

Other income:
Interest from operating account	4,678	-	4,678	-
Interest and dividends earned in Trust Account	649,464	-	649,464	-
Total other income	654,142	-	654,142	-

NET INCOME (LOSS)	$526,781	$(666)	$474,123	$(1,996)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	4,950,000	-	1,662,044	-
Non-redeemable ordinary shares, basic and diluted(1)	1,859,341	1,500,000	1,620,655	1,500,000
Redeemable ordinary shares, basic and diluted net income per share	$0.60	$-	$2.97	$-
Non-redeemable ordinary shares, basic and diluted net income (loss) per share	$(1.32)	$(0.0004)	$(2.75)	$(0.0013)

(1)	Number of shares in 2023 excludes up to an aggregate of 225,000 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part.

See accompanying notes to unaudited financial statements.

DT CLOUD STAR ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Nine Months Ended September 30, 2024
	Ordinary Shares		Additional Paid-in	Share Capital	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance as of December 31, 2023(1)	1,725,000	$173	$24,827	$(25,000)	$(5,786)	$(5,786)

Net loss for the period	-	-	-	-	(10,623)	(10,623)

Balance as of March 31, 2024	1,725,000	$173	$24,827	$(25,000)	$(16,409)	$(16,409)

Net loss for the period	-	-	-	-	(42,035)	(42,035)

Balance as of June 30, 2024	1,725,000	$173	$24,827	$(25,000)	$(58,444)	$(58,444)

Sale of units in initial public offering, net of offering costs	6,900,000	690	66,823,491	-	-	66,824,181
Receive the Payment of Share capital receivable from sponsor related party	-	-	-	25,000	-	25,000
Sale of shares to sponsor in private placement	206,900	20	2,068,980	-	-	2,069,000
Issuance of representative shares	69,000	7	(7)	-	-	-
Ordinary shares subject to possible redemption	(6,900,000)	(690)	(62,099,310)	-	-	(62,100,000)
Allocation of offering costs to common stock subject to redemption	-	-	1,958,237	-	-	1,958,237
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on Trust Account)	-	-	-	-	(649,464)	(649,464)
Accretion of carrying value to redemption value	-	-	(8,776,218)	-	(82,019)	(8,858,237)
Net income for the period	-	-	-	-	526,781	526,781
Balance as of September 30, 2024	2,000,900	$200	$-	$-	$(263,146)	$(262,946)

	For the Nine Months Ended September 30, 2023
	Ordinary Shares		Additional Paid-in	Share Capital	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of December 31, 2022(1)	1,725,000	$173	$24,827	$(25,000)	$(1,565)	$(1,565)

Net loss for the period	-	-	-	-	(665)	(665)

Balance as of March 31, 2023	1,725,000	$173	$24,827	$(25,000)	$(2,230)	$(2,230)

Net loss for the period	-	-	-	-	(665)	(665)

Balance as of June 30, 2023	1,725,000	$173	$24,827	$(25,000)	$(2,895)	$(2,895)

Net loss for the period	-	-	-	-	(666)	(666)

Balance as of September 30, 2023	1,725,000	$173	$24,827	$(25,000)	$(3,561)	$(3,561)

(1)	Includes up to an aggregate of 225,000 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part.

See accompanying notes to unaudited financial statements.

DT CLOUD STAR ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Cash flows from operating activities:
Net income (loss)	$474,123	$(1,996)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of prepaid expenses	14,149	1,996
Interest and dividend income earned in cash and investments held in Trust Account	(649,464)	-

Change in operating assets and liabilities:
Prepaid expenses	(63,116)	-
Accrued liabilities	15,233	-
Amount due to Sponsor	45,744	-

Net cash used in operating activities	(163,331)	-

Cash flows from investing activities:
Investment of cash in Trust Account	(69,000,000)	-

Net cash used in investing activities	(69,000,000)	-

Cash flows from financing activities:
Proceeds from issuance of Founder Shares to Sponsor	25,000	-
Sale of units to the founder in private placement	2,069,000	-
Proceeds from issuance promissory note	298,440	-
Proceeds from sale of units	69,000,000	-
Payment of offering costs	(1,485,819)	-
Payment of promissory note to Sponsor	(298,440)	-

Net cash generated from financing activities	69,608,181	-

Net change in Cash	444,850	-
Cash at beginning of period	-	-
Cash and cash equivalents at end of year/period	$444,850	$-

Non-cash investing and financing activities
Deferred underwriting compensation	$690,000	$-
Initial value of ordinary share subject to possible redemption	$62,100,000	$-
Reclassification of offering costs related to public shares	$(1,958,237)	$-
Subsequent measurement of ordinary shares subject to redemption against additional paid-in capital (“APIC”) and accumulated deficit	$8,858,237	$-
Subsequent measurement of ordinary shares subject to redemption (interest and dividends earned in Trust Account)	$649,464	$-
Representative shares issued to underwriter	$7	$-

See accompanying notes to unaudited financial statements.

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

DT Cloud Star Acquisition Corporation (the “Company”) is a blank check company. It was incorporated as a Cayman Islands exempted company on November 29, 2022, with the original name of Infinity Star Acquisition Corporation at inception. The name was changed to DT Cloud Star Acquisition Corporation on January 31, 2024. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination.

The Company is an early-stage company and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage companies and emerging growth companies. The Company has selected December 31 as its fiscal year end.

The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on July 24 2024. On July 26, 2024, the Company consummated the Initial Public Offering of 6,900,000 units (the “Public Units”), which includes 900,000 Public Units upon the full exercise by the underwriter of its over-allotment option, at $10.00 per Public Unit, generating gross proceeds of $69,000,000 to the Company. Each Public Unit consists of one ordinary share and one right (“Public Rights”). Each whole Public Right will entitle the holder to receive one-ninth (1/9) ordinary share upon consummation of initial business combination.

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

Transaction costs amounted to $2,175,819, consisting of $1,035,000 of underwriting commissions, $690,000 of deferred underwriting commissions and $450,819 of other offering costs.

Trust Account

Following the closing of the Initial Public Offering, the aggregate amount of $69,000,000 ($10.00 per Public Unit) was held in a trust account (“Trust Account”) established for the benefit of the Company’s public shareholders and maintained by Wilmington Trust, acting as trustee. The fund will be invested only in U.S. government treasury bills, with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds in the Trust Account will not be released until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination within 15 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of the Company’s public shares if the Company is unable to complete its initial Business Combination within 15 months from the closing of the Initial Public Offering, subject to applicable law.

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

The shareholders will be entitled to redeem their public shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per public share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their public shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights. The ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.00 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the “Proposed Public Offering” against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

The accompanying unaudited financial statements as of September 30, 2024, and for the three months and nine months ended September 30, 2024 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments considered for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the period ending December 31, 2024, or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $444,850 and nil in cash as of September 30, 2024 and December 31, 2023, respectively.

Cash and Marketable Securities Held in Trust Account

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividends earned and unrealized gain on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company had $69,649,464 and nil of marketable securities held in the Trust Account as of September 30, 2024 and December 31, 2023, respectively.

During both the three and nine months ended September 30, 2024, interest and dividends earned in the Trust Account amounted to $649,464, of which $362,706 was reinvested in the Trust Account, $286,758 was recognized as unrealized gain on investments held in the Trust Account. During both three and nine months ended September 30, 2023, there was no balance of marketable securities and no related investment income as the account had not opened.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs consisted of legal, accounting, and other costs incurred that were directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the Rights were charged to the shareholders’ equity. Offering costs allocated to the ordinary shares were charged against the carrying value of ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.

Ordinary Share Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2024, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit if additional paid in capital equals to zero. The interest and dividends earned by the marketable security held in trust, and the extension fee invest into the marketable security held in trust, were also recognized in redemption value against additional paid-in capital and accumulated deficit immediately.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provisions of the Inflation Reduction Act (the “IR Act”) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes parent or affiliate to the Company and the Company may become a “covered corporation” as a listed Company in Nasdaq. The management team has evaluated the IR Act as of September 30, 2024 and does not believe it would have a material effect on the Company, and will continue to evaluate its impact.

Net Income (Loss) per Share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to the redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders.

The calculation of diluted income (loss) per ordinary shares does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights are contingent upon the occurrence of future events. As of September 30, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months ended September 30, 2024	For the Three Months ended September 30, 2023
Net income (loss)	$526,781	$(666)
Less: Remeasurement to redemption value	(8,858,237)	-
Less: Interest and dividends earned in Trust Account to be allocated to redeemable shares	(649,464)	-
Net loss excluding investment income in Trust Account	(8,980,920)	(666)

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Net income (loss)	$474,123	$(1,996)
Less: Remeasurement to redemption value	(8,858,237)	-
Less: Interest and dividends earned in Trust Account to be allocated to redeemable shares	(649,464)	-
Net loss excluding investment income in Trust Account	(9,033,578)	(1,996)

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

	For the Three Months Ended		For the Three Months Ended
	September 30, 2024		September 30, 2023
	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(2,452,307)	$(6,528,613)	$(666)	$-
Interest and dividends earned in Trust Account	-	649,464	-	-
Accretion of temporary equity	-	8,858,237	-	-
Allocation of net income (loss)	$(2,452,307)	$2,979,088	$(666)	$-
Denominators:
Weighted-average shares outstanding	1,859,341	4,950,000	1,500,000	-
Basic and diluted net income (loss) per share	$(1.32)	$0.60	$(0.0004)	$-

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2024		September 30, 2023
	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses included accretion	$(4,459,840)	$(4,573,738)	$(1,996)	$-
Interest and dividends earned in Trust Account	-	649,464	-	-
Accretion of temporary equity	-	8,858,237	-	-
Allocation of net income (loss)	$(4,459,840)	$4,933,963	$(1,996)	$-
Denominators:
Weighted-average shares outstanding	1,620,655	1,662,044	1,500,000	-
Basic and diluted net income (loss) per share	$(2.75)	$2.97	$(0.0013)	$-

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

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

“Fair value” is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

●	Level 2 - Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

●	Level 3 - Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
At September 30, 2024	(Level 1)	(Level 2)	(Level 3)
Marketable Securities held in Trust Account	$69,649,464	$-	$-

As of September 30, 2023, the Company did not have any assets measured at fair value on a recurring basis.

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

As of September 30, 2024, the ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds from Public Shares	$69,000,000
Less:
Proceeds allocated to public rights	(6,900,000)
Allocation of offering costs related to ordinary shares	(1,958,237)
Plus:
Accretion of carrying value to redemption value	8,858,237
Subsequent measurement of ordinary shares subject to possible redemption (interest and dividend earned in Trust Account)	649,464
Ordinary shares subject to possible redemption (plus any interest and dividends earned in the Trust Account)	69,649,464

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

Representative Shares

On July 26, 2024, the Company issued 69,000 ordinary shares of $0.0001 par value each to A.G.P/Alliance Global Partners (“A.G.P.”) (hereafter – the Representative Shares), at the closing of the IPO as part of representative compensation. The shares were accounted for as of July 26, 2024, and received by A.G.P.

Private Placement

On July 26, 2024, the Company consummated the sale of 206,900 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating gross proceeds of $2,069,000 to the Company.

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

On October 28, 2024, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note is non-interest-bearing and payable on the date which the Company consummates an initial business combination.

As of September 30, 2024 and December 31, 2023, the principal amount due and owing under the Promissory Note are nil, respectively.

Due to Related Party

As of September 30, 2024 and December 31, 2023, the Company had a temporary advance of $54,500 and $8,756 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $300,000 converted upon consummation of our business combination into private units at a price of $10.00 per unit. As of September 30, 2024 and December 31, 2023, the principal amount due under the Working Capital Loan was $0.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares, with a par value $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of September 30, 2024, there were 2,000,900 ordinary shares issued and outstanding, excluding 6,900,000 ordinary shares subject to possible redemption.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were filed, except as disclosed below, no other subsequent events were identified that would have required adjustment or disclosure in the financial statements:

On October 28, 2024, the Company issued an unsecured promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note is non-interest-bearing, and the principal under the Promissory Note is payable on which the Company consummates an initial business combination.

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

Our Units started to be listed on The Nasdaq Global Market (the “Nasdaq”) and began trading under the ticker symbol “DTSQU” on July 25, 2024. On September 12, 2024, we announced that the holders of the Units may elect to separately trade the underlying component securities of the Units commencing on September 16, 2024. Those Units not separated continue to trade on Nasdaq under the symbol “DTSQU,” and each of the Ordinary Shares and Rights that have been separated trade on Nasdaq under the symbols “DTSQ” and “DTSQR,” respectively.

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

For the nine months ended September 30, 2024, cash used by operating activities was $163,331, primarily due to prepayment of formation and operational costs. Net cash used in investing activates was $69,000,000 to invest the cash in a trust account established for the benefit of our public stockholders, with Wilmington Trust National Association acting as trustee. Net cash provided by financing activities was $69,608,181, primarily due to the consummation the IPO of 6,900,000 units at $10.00 per unit, generating gross proceeds of $69,000,000 and the proceeds from sale of units to the founder in private placement generating total gross proceeds of $2,069,000. Offering cost amounted to $1,485,819, consisting of $1,035,000 of underwriting commissions and $450,819 of other offering costs. As of September 30, 2024, we had cash at bank of $444,850.

On September 30, 2024, the Company had working capital of $427,054 excluding deferred underwriting commissions and including the available cash held in the Trust Account for marketable securities, which indicated a lack of liquidity it needed to sustain operations for a reasonable period of time, which was considered to be one year from the issuance of the financial statements.

On October 28, 2024, we issued an unsecured promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note is non-interest-bearing, and the principal under the Promissory Note is payable on the date which we consummate an initial business combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenue to date. Our entire activity since inception through September 30, 2024 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with search for, and completing, a business combination.

For the three months ended September 30, 2024, we had net income of $526,781, which consisted of operating costs of $127,361, offset by interest and dividends earned on marketable securities held in the operating account and Trust Account of $654,142. For the three months ended September 30, 2023, we had a net loss of $666, which consisted of operating cost of $666.

For the nine months ended September 30, 2024, we had net income of $474,123, which consisted of operating costs of $180,019, offset by interest and dividends earned on marketable securities held in the operating account and Trust Account of $654,142. For the nine months ended September 30, 2023, we had a net loss of $1,996, which consisted of operating cost of $1,996.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective as of September 30, 2024.

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

Date: November 12, 2024	DT Cloud Star Acquisition Corporation

	By:	/s/ Bian Fan
	Name:	Bian Fan
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Kenneth Lam
	Name:	Kenneth Lam
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

