Form 10-Q
period 2025-03-31
DT Cloud Star Acquisition Corp
filed 2025-05-14
CIK 2017950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 14, 2025, there were 8,900,900 ordinary shares, par value $0.0001 per share, issued and outstanding.

DT Cloud Star Acquisition Corporation

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DT CLOUD STAR ACQUISITION CORPORATION

BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash	$271,508	$411,429
Prepaid expenses	86,645	40,182

Total current assets	358,153	451,611
Marketable securities held in trust	71,193,993	70,456,287
TOTAL ASSETS	$71,552,146	$70,907,898

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$11,351	$27,387
Amount due to Sponsor	114,500	84,500

Total Current Liabilities	125,851	111,887

Deferred underwriting compensation	690,000	690,000

TOTAL LIABILITIES	815,851	801,887

Commitments and contingencies (Note 7)
Ordinary shares subject to possible redemption, 6,900,000 shares (at redemption price of $10.32 and $10.21 per share as of March 31, 2025 and December 31, 2024, respectively)	71,193,993	70,456,287

Shareholders’ deficit:
Ordinary shares, par value $0.0001 per share; 500,000,000 shares authorized; 2,000,900 shares issued and outstanding at March 31, 2025 and December 31, 2024	200	200
Accumulated deficit	(457,898)	(350,476)

Total Shareholders’ deficit	(457,698)	(350,276)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$71,552,146	$70,907,898

See accompanying notes to the unaudited financial statements.

DT CLOUD STAR ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2025	2024

Operating expenses:
Formation and operating costs	$(80,859)	$(10,623)
General and administrative expenses	(30,000)	-
Loss from operations	(110,859)	(10,623)

Other income:
Interest from operating account	3,437	-
Interest and dividends earned in Trust Account	484,684	-
Unrealized gained on marketable securities held in Trust Account	253,022	-
Total other income	741,143	-

Net income (loss)	$630,284	$(10,623)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	6,900,000	-
Non-redeemable ordinary shares, basic and diluted(1)	2,000,900	1,500,000
Redeemable ordinary shares, basic and diluted net income per share	$0.095	$-
Non-redeemable ordinary shares, basic and diluted net income (loss) per share	$(0.012)	$(0.007)

(1)	Number of shares for the three months ended March 31, 2024 excludes up to an aggregate of 225,000 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part.

See accompanying notes to unaudited financial statements.

DT CLOUD STAR ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three Months Ended March 31, 2025
	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2024	2,000,900	$200	$-	$(350,476)	$(350,276)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on Trust Account)				(737,706)	(737,706)
Net income for the period	-	-	-	630,284	630,284
Balance as of March 31, 2025	2,000,900	$200	$-	$(457,898)	$(457,698)

	For the Three Months Ended March 31, 2024
	Ordinary Shares		Additional Paid-in	Share Capital	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance as of December 31, 2023(1)	1,725,000	$173	$24,827	$(25,000)	$(5,786)	$(5,786)

Net loss for the period	-	-	-	-	(10,623)	(10,623)
Balance as of March 31, 2024(1)	1,725,000	$173	$24,827	$(25,000)	$(16,409)	$(16,409)

(1)	Includes up to an aggregate of 225,000 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part.

See accompanying notes to unaudited financial statements.

DT CLOUD STAR ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Cash flows from operating activities:
Net income (loss)	$630,284	$(10,623)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization	38,537
Interest and dividend income earned in cash and investments held in Trust Account	(737,706)	-

Change in operating assets and liabilities:
Prepaid expenses	(85,000)	742
Accrued expense and other liabilities	(16,036)	32,964
Deferred offering costs	-	(112,583)
Amount due to Sponsor	30,000	-
Net cash used in operating activities	(139,921)	(89,500)

Cash flows from financing activities:
Proceeds from Promissory Sponsor Loan	-	89,500
Net cash generated from financing activities	-	89,500

Net change in Cash	(139,921)	-
Cash at beginning of period	411,429	-
Cash and cash equivalents at end of period	$271,508	$-
Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

The balances in the Trust Account as of March 31, 2025 and December 31, 2024 were $71,193,993 and $70,456,287, respectively.

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

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Going Concern Consideration and Management Liquidity Plans

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. On October 28, 2024, the Company issued an unsecured promissory note to the sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note is non-interest-bearing and payable on the consummation of the initial business combination or converted upon consummation of the business combination into additional private units at a price of $10.00 per unit. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC.

The accompanying unaudited financial statements as of March 31, 2025, and for the three months ended March 31, 2025 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments considered for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the period ending December 31, 2025, or any future period.

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $271,508 and $411,429 in cash as of March 31, 2025 and December 31, 2024, respectively.

Marketable Securities Held in Trust Account

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividends earned and in unrealized gains on marketable securities held in Trust Account, in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company had $71,193,993 and $70,456,287 of marketable securities held in the Trust Account as of March 31, 2025 and December 31, 2024, respectively.

During the three months ended March 31, 2025, interest and dividends earned in the Trust Account amounted to $484,684, unrealized gained on marketable securities held in Trust Account amounted to $253,022. During the three months ended March 31, 2024, there was no balance of marketable securities and no related investment income as the account had not opened.

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Ordinary Share Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provisions of the Inflation Reduction Act (the “IR Act”) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes parent or affiliate to the Company and the Company may become a “covered corporation” as a listed Company in Nasdaq. The management team has evaluated the IR Act as of March 31, 2025 and does not believe it would have a material effect on the Company, and will continue to evaluate its impact.

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

The calculation of diluted income (loss) per ordinary shares does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights are contingent upon the occurrence of future events. As of March 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months ended March 31, 2025	For the Three Months ended March 31, 2024
Net income (loss)	$630,284	$(10,623)

Less: Interest and dividends earned in Trust Account to be allocated to redeemable shares	(737,706)	-
Net loss excluding investment income in Trust Account	(107,422)	(10,623)

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

	For the Three Months Ended		For the Three Months Ended
	March 31, 2025		March 31, 2024
	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(24,148)	$(83,274)	$(10,623)	$-
Interest and dividends earned in Trust Account	-	737,706	-	-
Allocation of net income (loss)	$(24,148)	$654,432	$(10,623)	$-
Denominators:
Weighted-average shares outstanding	2,000,900	6,900,000	1,500,000	-
Basic and diluted net income (loss) per share	$(0.012)	$0.095	$(0.007)	$-

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

As of March 31, 2025, the ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds from public shares	$69,000,000
Less:
Proceeds allocated to public rights	(6,900,000)
Allocation of offering costs related to ordinary shares	(1,958,237)
Plus:
Accretion of carrying value to redemption value	8,858,237
Subsequent measurement of ordinary shares subject to possible redemption (interest and dividends earned in Trust Account)	2,193,993
Ordinary shares subject to possible redemption (plus any interest and dividends earned in the Trust Account)	71,193,993

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

Promissory Note — Related Party

On December 31, 2023, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “first Promissory Note”). The first Promissory Note is non-interest-bearing and payable on the earlier of (i) December 31, 2024 and (ii) the date on which the Company consummates an IPO or the date on which the Company determines not to conduct the IPO. The first Promissory Note terminated and paid back after consummation of IPO on July 29, 2024.

On October 28, 2024, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest-bearing and payable on the date which the Company consummates an initial business combination.

As of March 31, 2025 and December 31, 2024, the principal amount due and owing under the Promissory Note were nil, respectively.

Due to Related Party

As of March 31, 2025 and December 31, 2024, the Company had a temporary advance of $114,500 and $84,500 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Administrative Services Arrangement

An affiliate of the Sponsor will agree that, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $10,000 per month for these services commencing on the closing date of the initial public offering for 15 months. For the three months ended March 31, 2025 and 2024, the Company incurred $30,000 and $nil for these services in total, included in General and administrative expenses. During the three months ended March 31, 2025 and 2024, we paid administrative expense of $nil and $nil, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $300,000 converted upon consummation of our business combination into private units at a price of $10.00 per unit. As of March 31, 2025 and December 31, 2024, the principal amount due under the Working Capital Loan was nil.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares, with a par value $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of March 31, 2025, there were 2,000,900 ordinary shares issued and outstanding, excluding 6,900,000 ordinary shares subject to possible redemption.

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

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

“Fair value” is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

●	Level 2 - Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

●	Level 3 - Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
At March 31, 2025	(Level 1)	(Level 2)	(Level 3)
Money Market Funds (marketable securities held in Trust Account)	71,193,993	-	-

	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
At December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Money Market Funds (marketable securities held in Trust Account)	70,456,287	-	-

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this quarterly report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to DT Cloud Star Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to DT Cloud Star Management Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

For the three months ended March 31, 2025, cash used by operating activities was $139,921, primarily due to prepayment of formation and operational costs. As of March 31, 2025, we had cash at bank of $271,508.

On March 31, 2025, the Company had working capital of $232,302, excluding deferred underwriting commissions and the available cash held in the Trust Account for marketable securities, which indicated a lack of liquidity it needed to sustain operations for a reasonable period of time, which was considered to be one year from the issuance of the financial statements.

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

On October 28, 2024, we issued an unsecured promissory note to the sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note is non-interest-bearing and payable on the consummation of the initial business combination or converted upon consummation of the business combination into additional private units at a price of $10.00 per unit. As of March 31, 2025, the principal amount due and owing under the Promissory Note was $nil.

Results of Operations

We have neither engaged in any operations nor generated any revenue to date. Our entire activity since inception through March 31, 2025 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with search for, and completing, a business combination.

For the three months ended March 31, 2025, we had net income of $630,284, which consisted of operating costs of $110,859, offset by interest and dividends earned on marketable securities held in the operating account and Trust Account of $741,143. For the three months ended March 31, 2024, we had a net loss of $10,623, which consisted of operating cost of $10,623.

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

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective as of March 31, 2025.

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

Date: May 14, 2025	DT Cloud Star Acquisition Corporation

	By:	/s/ Sam Zheng Sun
	Name:	Sam Zheng Sun
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Kenneth Lam
	Name:	Kenneth Lam
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

