Form 10-Q
period 2025-06-30
DT Cloud Star Acquisition Corp
filed 2025-08-11
CIK 2017950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-42167

DT Cloud Star Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Office 51, 10 Fl, 31 Hudson Yards New York, NY 10001	11201
(Address of principal executive offices)	(Zip Code)

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

As of August 11, 2025, there were 8,900,900 ordinary shares, par value $0.0001 per share, issued and outstanding.

DT Cloud Star Acquisition Corporation

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DT CLOUD STAR ACQUISITION CORPORATION

BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash	$126,055	$411,429
Prepaid expenses	61,437	40,182

Total current assets	187,492	451,611
Marketable securities held in trust	71,936,152	70,456,287
TOTAL ASSETS	$72,123,644	$70,907,898

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$11,351	$27,387
Amount due to Sponsor	54,500	84,500

Total Current Liabilities	65,851	111,887

Deferred underwriting compensation	690,000	690,000

TOTAL LIABILITIES	$755,851	$801,887

Commitments and contingencies (Note 7)
Ordinary shares subject to possible redemption, 6,900,000 shares (at redemption price of $10.43 and $10.21 per share as of June 30, 2025 and December 31, 2024, respectively)	71,936,152	70,456,287

Shareholders’ deficit:
Ordinary shares, par value $0.0001 per share; 500,000,000 shares authorized; 2,000,900 shares issued and outstanding at June 30, 2025 and December 31, 2024	200	200
Accumulated deficit	(568,559)	(350,476)

Total Shareholders’ deficit	(568,359)	(350,276)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$72,123,644	$70,907,898

See accompanying notes to the unaudited financial statements.

DT CLOUD STAR ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Operating expenses:
Formation and operating costs	$(82,711)	$(42,035)	$(163,570)	$(52,658)
General and administrative expenses	(30,000)	-	(60,000)	-
Loss from operations	(112,711)	(42,035)	(223,570)	(52,658)

Other income:
Interest from operating account	2,050	-	5,487	-
Interest and dividends earned in Trust Account	497,026	-	1,234,732	-
Unrealized gained on marketable securities held in Trust Account	245,133	-	245,133	-
Total other income	744,209	-	1,485,352	-

Net income (loss)	$631,498	$(42,035)	$1,261,782	$(52,658)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	6,900,000	-	6,900,000	-
Non-redeemable ordinary shares, basic and diluted(1)	2,000,900	1,500,000	2,000,900	1,500,000
Redeemable ordinary shares, basic and diluted net income per share	$0.095	-	$0.190	-
Non-redeemable ordinary shares, basic and diluted net income (loss) per share	$(0.012)	$(0.028)	$(0.025)	$(0.035)

(1)	Number of shares for the three and six months ended June 30, 2024 excludes up to an aggregate of 225,000 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part.

See accompanying notes to unaudited financial statements.

DT CLOUD STAR ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Six Months Ended June 30, 2025
	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2024	2,000,900	$200	$-	$(350,476)	$(350,276)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on Trust Account)				(737,706)	(737,706)
Net income for the period	-	-	-	630,284	630,284
Balance as of March 31, 2025	2,000,900	$200	$-	$(457,898)	$(457,698)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on Trust Account)				(742,159)	(742,159)
Net income for the period				631,498	631,498
Balance as of June 30, 2025	2,000,900	$200	$-	$(568,559)	$(568,359)

	For the Six Months Ended June 30, 2024
	Ordinary Shares		Additional Paid-in	Share Capital	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance as of December 31, 2023(1)	1,725,000	$173	$24,827	$(25,000)	$(5,786)	$(5,786)
Net loss for the period	-	-	-	-	(10,623)	(10,623)
Balance as of March 31, 2024(1)	1,725,000	$173	$24,827	$(25,000)	$(16,409)	$(16,409)
Net loss for the period	-	-	-	-	(42,035)	(42,035)
Balance as of June 30, 2024(1)	1,725,000	$173	$24,827	$(25,000)	$(58,444)	$(58,444)

(1)	Includes up to an aggregate of 225,000 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part.

See accompanying notes to unaudited financial statements.

DT CLOUD STAR ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$1,261,782	$(52,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid expenses	85,740	1,485
Interest and dividend income earned in cash and investments held in trust account	(1,479,865)	-
Change in operating assets and liabilities:
Prepaid expenses	(106,995)	(3,116)
Amount due to sponsor	(30,000)	-
Deferred offering costs	-	(222,426)
Accrued liabilities	(16,036)	7,900

Net cash used in operating activities	(285,374)	(268,815)

Cash flows from financing activities:
Proceeds from Promissory Note - Sponsor	-	268,815

Net cash provided by financing activities	-	268,815

NET CHANGE IN CASH	(285,374)	-
CASH, BEGINNING OF PERIOD	411,429	-
CASH, END OF PERIOD	$126,055	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

The balances in the Trust Account as of June 30, 2025 and December 31, 2024 were $71,936,152 and $70,456,287, respectively.

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

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Liquidation

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $50,000), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price of $10.00 per Public Unit.

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below (i) $10.125 per share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. On October 28, 2024, the Company issued an unsecured promissory note to the sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note is non-interest-bearing and payable on the consummation of the initial business combination or converted upon consummation of the business combination into additional private units at a price of $10.00 per unit. On July 29, 2025, the Company entered into a letter agreement to the Promissory Note with the Sponsor, pursuant to which the Company and the Sponsor agreed to terminate the Promissory Note and confirmed that the outstanding amount that the Company borrowed under the Promissory Note was nil. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern.

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

The accompanying unaudited financial statements as of June 30, 2025, and for the three and six months ended June 30, 2025 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the period ending December 31, 2025, or any future period.

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

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Cash and Cash Equivalent

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $126,055 and $411,429 in cash as of June 30, 2025 and December 31, 2024, respectively.

Marketable Securities Held in Trust Account

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividends earned and in unrealized gains on marketable securities held in Trust Account, in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company had $71,936,152 and $70,456,287 of marketable securities held in the Trust Account as of June 30, 2025 and December 31, 2024, respectively.

During the three and six months ended June 30, 2025, interest and dividends earned in the Trust Account amounted to $742,159 and $1,479,865, of which $497,026 and $1,234,732 was reinvested in the Trust Account, $245,133 and $245,133 was recognized as unrealized gain on investments held in the Trust Account. During both three and six months ended June 30,2024, there was no balance of marketable securities and no related investment income as the account had not opened.

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

Ordinary Share Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provisions of the Inflation Reduction Act (the “IR Act”) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes parent or affiliate to the Company and the Company may become a “covered corporation” as a listed Company in Nasdaq. The management team has evaluated the IR Act as of June 30, 2025 and does not believe it would have a material effect on the Company, and will continue to evaluate its impact.

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

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The calculation of diluted income (loss) per ordinary shares does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights are contingent upon the occurrence of future events. As of June 30, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months ended June 30, 2025	For the Three Months ended June 30, 2024
Net income (loss)	$631,498	$(42,035)

Less: Interest and dividends earned in Trust Account to be allocated to redeemable shares	(742,159)	-
Net loss excluding investment income in Trust Account	(110,661)	(42,035)

	For the Six Months ended June 30, 2025	For the Six Months ended June 30, 2024
Net income (loss)	$1,261,782	$(52,658)

Less: Interest and dividends earned in Trust Account to be allocated to redeemable shares	(1,479,865)	-
Net loss excluding investment income in Trust Account	(218,083)	(52,658)

	For the Three Months Ended		For the Three Months Ended
	June 30, 2025		June 30, 2024
	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(24,876)	$(85,785)	$(42,035)	$-
Interest and dividends earned in Trust Account	-	742,159	-	-
Allocation of net income (loss)	$(24,876)	$656,374	$(42,035)	$-
Denominators:
Weighted-average shares outstanding	2,000,900	6,900,000	1,500,000	-
Basic and diluted net income (loss) per share	$(0.012)	$0.095	$(0.028)	$-

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

	For the Six Months Ended		For the Six Months
	June 30, 2025		Ended June 30, 2024
	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(49,025)	$(169,058)	$(52,658)	$-
Interest and dividends earned in Trust Account	-	1,479,865	-	-
Allocation of net income (loss)	$(49,025)	$1,310,807	$(52,658)	$-
Denominators:
Weighted-average shares outstanding	2,000,900	6,900,000	1,500,000	-
Basic and diluted net income (loss) per share	$(0.025)	0.190	$(0.035)	$-

Related parties

Parties, which can be a corporation or individual, are considered to be related if either the Company or the other party have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or significant influence.

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

As of June 30, 2025, the ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds from public shares	$69,000,000
Less:
Proceeds allocated to public rights	(6,900,000)
Allocation of offering costs related to ordinary shares	(1,958,237)
Plus:
Accretion of carrying value to redemption value	8,858,237
Subsequent measurement of ordinary shares subject to possible redemption (interest and dividends earned in Trust Account)	2,936,152
Ordinary shares subject to possible redemption (plus any interest and dividends earned in the Trust Account)	71,936,152

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

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

As of June 30, 2025 and December 31, 2024, the principal amount due and owing under the Promissory Note were nil, respectively.

On July 29, 2025, the Company entered into a letter agreement to the Promissory Note with the Sponsor, pursuant to which the Company and the Sponsor agreed to terminate the Promissory Note and confirmed that the outstanding amount that the Company borrowed under the Promissory Note was nil.

Due to Related Party

As of June 30, 2025 and December 31, 2024, the Company had a temporary advance of $54,500 and $84,500 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Administrative Services Arrangement

An affiliate of the Sponsor will agree that, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $10,000 per month for these services commencing on the closing date of the initial public offering for 15 months. For the three and six months ended June 30, 2025, the Company incurred $30,000 and $60,000 for these services in total, included in General and administrative expenses. For the three and six months ended June 30, 2024, the Company incurred nil for these services in total. During the six months ended June 30, 2025 and 2024, we paid administrative expense of $90,000 and $nil, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $300,000 converted upon consummation of our business combination into private units at a price of $10.00 per unit. As of June 30, 2025 and December 31, 2024, the principal amount due under the Working Capital Loan was nil.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Ordinary Shares

The Company is authorized to issue 500,000,000 ordinary shares, with a par value $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of June 30, 2025, there were 2,000,900 ordinary shares issued and outstanding, excluding 6,900,000 ordinary shares subject to possible redemption.

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

The underwriters are entitled to a cash underwriting discount of 1.0% of the gross proceeds of the Initial Public Offering, which will be deferred and payable until the closing of the initial Business Combination, without accrued interest.

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

●	Level 3 - Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
At June 30, 2025	(Level 1)	(Level 2)	(Level 3)
Money Market Funds (marketable securities held in Trust Account)	$71,936,152	-	-

	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
At December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Money Market Funds (marketable securities held in Trust Account)	$70,456,287	-	-

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

For the six months ended June 30, 2025, cash used by operating activities was, primarily due to prepayment of formation and operational costs. As of June 30, 2025, we had cash at bank of $126,055.

On June 30, 2025, the Company had working capital of $121,641, excluding deferred underwriting commissions and the available cash held in the Trust Account for marketable securities, which indicated a lack of liquidity it needed to sustain operations for a reasonable period of time, which was considered to be one year from the issuance of the financial statements.

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

On October 28, 2024, we issued an unsecured promissory note to the sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note is non-interest-bearing and payable on the consummation of the initial business combination or converted upon consummation of the business combination into additional private units at a price of $10.00 per unit. As of June 30, 2025, the principal amount due and owing under the Promissory Note was $nil. On July 29, 2025, we entered into a letter agreement to the Promissory Note with the Sponsor, pursuant to which we and the Sponsor agreed to terminate the Promissory Note and confirmed that the outstanding amount that we borrowed under the Promissory Note was nil.

Results of Operations

We have neither engaged in any operations nor generated any revenue to date. Our entire activity since inception through June 30, 2025 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with search for, and completing, a business combination.

For the three months ended June 30, 2025, we had net income of $631,498, which consisted of operating costs of $110,661, offset by interest and dividends earned on marketable securities held in the operating account and Trust Account of $742,159. For the six months ended June 30, 2025, we had net income of $1,261,782, which consisted of operating costs of $218,083, offset by interest and dividends earned on marketable securities held in the operating account and Trust Account of $1,479,865.

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

Administration Services Agreement

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective as of June 30, 2025.

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

Date: August 11, 2025	DT Cloud Star Acquisition Corporation

	By:	/s/ Sam Zheng Sun
	Name:	Sam Zheng Sun
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Kenneth Lam
	Name:	Kenneth Lam
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

