Form 10-Q
period 2025-09-30
DT Cloud Star Acquisition Corp
filed 2025-11-05
CIK 2017950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 5, 2025, there were 8,900,900 ordinary shares, par value $0.0001 per share, issued and outstanding.

DT Cloud Star Acquisition Corporation

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DT CLOUD STAR ACQUISITION CORPORATION

BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash	$20,117	$411,429
Prepaid expenses	32,161	40,182

Total current assets	52,278	451,611
Marketable securities held in trust	72,694,104	70,456,287
TOTAL ASSETS	$72,746,382	$70,907,898

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payable	$21,125	$27,387
Amount due to Sponsor	84,500	84,500

Total Current Liabilities	105,625	111,887

Deferred underwriting compensation	690,000	690,000

TOTAL LIABILITIES	$795,625	$801,887

Commitments and contingencies (Note 7)
Ordinary shares subject to possible redemption, 6,900,000 shares (at redemption price of $10.53 and $10.21 per share as of September 30, 2025 and December 31, 2024, respectively)	72,687,604	70,456,287

Shareholders’ deficit:
Ordinary shares, par value $0.0001 per share; 500,000,000 shares authorized; 2,000,900 shares issued and outstanding at September 30, 2025 and December 31, 2024	200	200
Accumulated deficit	(737,047)	(350,476)

Total Shareholders’ deficit	(736,847)	(350,276)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$72,746,382	$70,907,898

See accompanying notes to the unaudited financial statements.

DT CLOUD STAR ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Operating expenses:
Formation and operating costs	$(139,080)	$(107,361)	$(302,650)	$(160,019)
General and administrative expenses	(30,000)	(20,000)	(90,000)	(20,000)
Loss from operations	(169,080)	(127,361)	(392,650)	(180,019)

Other income:
Interest from operating account	592	4,678	6,079	4,678
Interest and dividends earned in Trust Account	509,966	362,706	1,989,831	362,706
Unrealized gained on marketable securities held in Trust Account	241,486	286,758	241,486	286,758
Total other income	752,044	654,142	2,237,396	654,142

Net income	$582,964	$526,781	$1,844,746	$474,123

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	6,900,000	4,950,000	6,900,000	1,662,044
Non-redeemable ordinary shares, basic and diluted	2,000,900	1,859,341	2,000,900	1,620,655
Redeemable ordinary shares, basic and diluted net income per share	$0.090	$0.60	$0.280	$2.97
Non-redeemable ordinary shares, basic and diluted net loss per share	$(0.019)	$(1.32)	$(0.043)	$(2.75)

See accompanying notes to unaudited financial statements.

DT CLOUD STAR ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Nine Months Ended September 30, 2025
	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2024	2,000,900	$200	$-	$(350,476)	$(350,276)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on Trust Account)				(737,706)	(737,706)
Net income for the period	-	-	-	630,284	630,284
Balance as of March 31, 2025	2,000,900	$200	$-	$(457,898)	$(457,698)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on Trust Account)				(742,159)	(742,159)
Net income for the period				631,498	631,498
Balance as of June 30, 2025	2,000,900	$200	$-	$(568,559)	$(568,359)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on Trust Account)	-	-	-	(751,452)	(751,452)
Net income for the period	-	-	-	582,964	582,964
Balance as of September 30, 2025	2,000,900	$200	$-	$(737,047)	$(736,847)

	For the Nine Months Ended September 30, 2024
	Ordinary Shares		Additional Paid-in	Share Capital	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance as of December 31, 2023	1,725,000	$173	$24,827	$(25,000)	$(5,786)	$(5,786)

Net loss for the period	-	-	-	-	(10,623)	(10,623)

Balance as of March 31, 2024	1,725,000	$173	$24,827	$(25,000)	$(16,409)	$(16,409)

Net loss for the period	-	-	-	-	(42,035)	(42,035)

Balance as of June 30, 2024	1,725,000	$173	$24,827	$(25,000)	$(58,444)	$(58,444)

Sale of units in initial public offering, net of offering costs	6,900,000	690	66,823,491	-	-	66,824,181
Receive the Payment of Share capital receivable from sponsor related party	-	-	-	25,000	-	25,000
Sale of shares to sponsor in private placement	206,900	20	2,068,980	-	-	2,069,000
Issuance of representative shares	69,000	7	(7)	-	-	-
Ordinary shares subject to possible redemption	(6,900,000)	(690)	(62,099,310)	-	-	(62,100,000)
Allocation of offering costs to common stock subject to redemption	-	-	1,958,237	-	-	1,958,237
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on Trust Account)	-	-	-	-	(649,464)	(649,464)
Accretion of carrying value to redemption value	-	-	(8,776,218)	-	(82,019)	(8,858,237)
Net income for the period	-	-	-	-	526,781	526,781
Balance as of September 30, 2024	2,000,900	$200	$-	$-	$(263,146)	$(262,946)

See accompanying notes to unaudited financial statements.

DT CLOUD STAR ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net income	$1,844,746	$474,123
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of prepaid expenses	122,914	14,149
Interest and dividend income earned in cash and investments held in Trust Account	(2,231,317)	(649,464)

Change in operating assets and liabilities:
Prepaid expenses	(121,393)	(63,116)
Accrued liabilities and other payables	(6,262)	15,233
Amount due to Sponsor	–	45,744

Net cash used in operating activities	(391,312)	(163,331)

Cash flows from investing activities:
Investment of cash in Trust Account	-	(69,000,000)

Net cash used in investing activities	-	(69,000,000)

Cash flows from financing activities:
Proceeds from issuance of Founder Shares to Sponsor	-	25,000
Sale of units to the founder in private placement	-	2,069,000
Proceeds from issuance of promissory note	-	298,440
Proceeds from sale of units	-	69,000,000
Payment of offering costs	-	(1,485,819)
Payment of promissory note to Sponsor	-	(298,440)

Net cash generated from financing activities	-	69,608,181

Net change in Cash	(391,312)	444,850
Cash at beginning of period	411,429	-
Cash and cash equivalents at end of year/period	$20,117	$444,850

Non-cash investing and financing activities
Deferred underwriting compensation	$-	$690,000
Initial value of ordinary share subject to possible redemption	$-	$62,100,000
Reclassification of offering costs related to public shares	$-	$(1,958,237)
Subsequent measurement of ordinary shares subject to redemption against additional paid-in capital (“APIC”) and accumulated deficit	$-	$8,858,237
Subsequent measurement of ordinary shares subject to redemption (interest and dividends earned in Trust Account)	$-	$649,464
Representative shares issued to underwriter	$-	$7

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

The balances in the Trust Account as of September 30, 2025 and December 31, 2024 were $72,694,104 and $70,456,287, respectively.

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

On October 22, 2025, the Company entered into an amendment (the “Trust Amendment”) to the Investment Management Trust Agreement (the “Trust Agreement”), with Wilmington Trust National Association. Pursuant to the Trust Amendment, the Company has the right to extend the time for it to complete its Business Combination (the “Combination Period”) under the Trust Agreement for a period for 12 months from October 26, 2025 to October 26, 2026 by depositing into the Trust Account $75,000 for all remaining public shares (the “Extension Payment”) for each one-month extension. On October 23, 2025, the Company deposited the initial payment of $75,000 in the Trust Account, to initially extend the date by which the Company can complete an initial business combination by one month to November 26, 2025.

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

On October 22, 2025, the Company entered into an amendment (the “Trust Amendment”) to the Investment Management Trust Agreement (the “Trust Agreement”), with Wilmington Trust National Association. Pursuant to the Trust Amendment, the Company has the right to extend the time for it to complete its Business Combination (the “Combination Period”) under the Trust Agreement for a period for 12 months from October 26, 2025 to October 26, 2026 by depositing into the Trust Account $75,000 for all remaining public shares (the “Extension Payment”) for each one-month extension. On October 23, 2025, the Company deposited the initial payment of $75,000 in the Trust Account, to initially extend the date by which the Company can complete an initial business combination by one month to November 26, 2025.

If the Company is unable to consummate the Company’s initial Business Combination by October 26, 2026 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the Company’s rights will expire and will be worthless.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. On October 28, 2024, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note is non-interest-bearing and payable on the consummation of the initial business combination or converted upon consummation of the business combination into additional private units at a price of $10.00 per unit. On July 29, 2025, the Company entered into a letter agreement to the Promissory Note with the Sponsor, pursuant to which the Company and the Sponsor agreed to terminate the Promissory Note and confirmed that the outstanding amount that the Company borrowed under the Promissory Note was nil. On October 23, 2025, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company borrowed an aggregate principal amount of $75,000, in exchange for Sponsor depositing such amount into the Trust Account in order to extend the amount of time it has available to complete a Business Combination.

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

As indicated in the accompanying financial statements, the Company currently has a negative working capital, and projected expenses are beyond the cash available through the earlier of the consummation of the initial Business Combination or one year from the issuance date of this financial statements. There is no assurance that the Company’s plan to consummate a business combination will be successful. If a Business Combination is not consummated by the relevant period, there will be a mandatory liquidation and subsequent dissolution. As a result, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statement does not include any adjustments that might result from the outcome of the uncertainty.

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC.

The accompanying unaudited financial statements as of September 30, 2025, and for the three and nine months ended September 30, 2025 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the period ending December 31, 2025, or any future period.

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

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Cash and Cash Equivalent

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $20,117 and $411,429 in cash as of September 30, 2025 and December 31, 2024, respectively.

Marketable Securities Held in Trust Account

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividends earned and in unrealized gains on marketable securities held in Trust Account, in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company had $72,694,104 and $70,456,287 of marketable securities held in the Trust Account as of September 30, 2025 and December 31, 2024, respectively.

During the three and nine months ended September 30, 2025, interest and dividends earned in the Trust Account amounted to $751,452 and $2,231,317, of which $509,966 and $1,989,831 was reinvested in the Trust Account, $241,486 and $241,486 was recognized as unrealized gain on investments held in the Trust Account. During the year ended December 31, 2024, interest and dividends earned in the Trust Account amounted to $1,456,287, of which $1,192,603 was reinvested in the Trust Account, $263,684 was recognized as unrealized gain on investments held in the Trust Account.

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

Ordinary Share Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provisions of the Inflation Reduction Act (the “IR Act”) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes parent or affiliate to the Company and the Company may become a “covered corporation” as a listed Company in Nasdaq. The management team has evaluated the IR Act as of September 30, 2025 and does not believe it would have a material effect on the Company, and will continue to evaluate its impact.

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

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The calculation of diluted income (loss) per ordinary shares does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights are contingent upon the occurrence of future events. As of September 30, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months ended September 30, 2025	For the Three Months ended September 30, 2024
Net income	$582,964	$526,781
Less: Remeasurement to redemption value	-	(8,858,237)
Less: Interest and dividends earned in Trust Account to be allocated to redeemable shares	(751,452)	(649,464)
Net loss excluding investment income in Trust Account	(168,488)	(8,980,920)

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Net income	$1,844,746	$474,123
Less: Remeasurement to redemption value	-	(8,858,237)
Less: Interest and dividends earned in Trust Account to be allocated to redeemable shares	(2,231,317)	(649,464)
Net loss excluding investment income in Trust Account	(386,571)	(9,033,578)

	For the Three Months Ended		For the Three Months Ended
	September 30, 2025		September 30, 2024
	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(37,876)	$(130,612)	$(2,452,307)	$(6,528,613)
Interest and dividends earned in Trust Account	-	751,452	-	649,464
Accretion of temporary equity	-	-	-	8,858,237
Allocation of net income (loss)	$(37,876)	$620,840	$(2,452,307)	$2,979,088
Denominators:
Weighted-average shares outstanding	2,000,900	6,900,000	1,859,341	4,950,000
Basic and diluted net income (loss) per share	$(0.019)	$0.090	$(1.32)	$0.60

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2025		September 30, 2024
	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(86,900)	$(299,671)	$(4,459,840)	$(4,573,738)
Interest and dividends earned in Trust Account	-	2,231,317	-	649,464
Accretion of temporary equity	-	-	-	8,858,237
Allocation of net income (loss)	$(86,900)	$1,931,646	$(4,459,840)	$4,933,963

Denominators:
Weighted-average shares outstanding	2,000,900	6,900,000	1,620,655	1,662,044
Basic and diluted net income (loss) per share	$(0.043)	$0.280	$(2.75)	$2.97

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

As of September 30, 2025, the ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds from public shares	$69,000,000
Less:
Proceeds allocated to public rights	(6,900,000)
Allocation of offering costs related to ordinary shares	(1,958,237)
Plus:
Accretion of carrying value to redemption value	8,858,237
Subsequent measurement of ordinary shares subject to possible redemption (interest and dividends earned in Trust Account)	3,687,604
Ordinary shares subject to possible redemption (plus any interest and dividends earned in the Trust Account)	72,687,604

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

On October 23, 2025, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company borrowed up to an aggregate principal amount of $75,000, in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a Business Combination.

As of September 30, 2025 and December 31, 2024, the principal amount due and owing under the Promissory Note were nil, respectively.

Due to Related Party

As of September 30, 2025 and December 31, 2024, the Company had a temporary payable of $84,500 and $84,500 to the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Administrative Services Arrangement

An affiliate of the Sponsor will agree that, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $10,000 per month for these services commencing on the closing date of the initial public offering for 15 months. For the three and nine months ended September 30, 2025, the Company incurred $30,000 and $90,000 for these services in total, included in General and administrative expenses. For the three and nine months ended September 30, 2024, the Company incurred $20,000 and $20,000 for these services in total. During the nine months ended September 30, 2025 and 2024, we paid administrative expense of $90,000 and $nil, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $300,000 converted upon consummation of our business combination into private units at a price of $10.00 per unit. As of September 30, 2025 and December 31, 2024, the principal amount due under the Working Capital Loan was nil and nil.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Ordinary Shares

The Company is authorized to issue 500,000,000 ordinary shares, with a par value $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of September 30, 2025, there were 2,000,900 ordinary shares issued and outstanding, excluding 6,900,000 ordinary shares subject to possible redemption.

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

●	Level 3 - Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
At September 30, 2025	(Level 1)	(Level 2)	(Level 3)
Money Market Funds (marketable securities held in Trust Account)	$72,694,104	-	-

	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
At December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Money Market Funds (marketable securities held in Trust Account)	$70,456,287	-	-

NOTE 9 – SUBSEQUENT EVENTS

On October 22, 2025, the Company entered into an amendment (the “Trust Amendment”) to the Investment Management Trust Agreement (the “Trust Agreement”), with Wilmington Trust National Association. Pursuant to the Trust Amendment, the Company has the right to extend the time for it to complete its Business Combination (the “Combination Period”) under the Trust Agreement for a period for 12 months from October 26, 2025 to October 26, 2026 by depositing into the Trust Account $75,000 for all remaining public shares (the “Extension Payment”) for each one-month extension.

On October 23, 2025, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company borrowed up to an aggregate principal amount of $75,000, in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a Business Combination.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were filed, unless as disclosed elsewhere and above, there was no other material subsequent events occurred that would require recognition or disclosure in the Group’s consolidated financial statements.

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

For the nine months ended September 30, 2025, cash used in operating activities was $391,312, primarily due to prepayment of formation and operational costs. As of September 30, 2025, we had cash at bank of $20,117.

On September 30, 2025, the Company had negative working capital of $53,347, excluding deferred underwriting commissions and the available cash held in the Trust Account for marketable securities, which indicated a lack of liquidity it needed to sustain operations for a reasonable period of time, which was considered to be one year from the issuance of the financial statements.

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

On October 28, 2024, we issued an unsecured promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest-bearing and payable on the consummation of the initial business combination or converted upon consummation of the business combination into additional private units at a price of $10.00 per unit. On July 29, 2025, we entered into a letter agreement to the Promissory Note with the Sponsor, pursuant to which we and the Sponsor agreed to terminate the Promissory Note and confirmed that the outstanding amount that we borrowed under the Promissory Note was nil. As of September 30, 2025, the principal amount due and owing under the Promissory Note was nil.

On October 23, 2025, we issued an unsecured promissory note to the Sponsor, pursuant to which we borrowed up to an aggregate principal amount of $75,000, in exchange for Sponsor depositing such amount into the our trust account in order to extend the amount of time it has available to complete a business combination.

Results of Operations

We have neither engaged in any operations nor generated any revenue to date. Our entire activity since inception through September 30, 2025 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with search for, and completing, a business combination.

For the three months ended September 30, 2025, we had net income of $582,964, which consisted of operating costs of $169,080, offset by interest and dividends earned on marketable securities held in the operating account and Trust Account of $752,044. For the nine months ended September 30, 2025, we had net income of $1,844,746, which consisted of operating costs of $392,650, offset by interest and dividends earned on marketable securities held in the operating account and Trust Account of $2,237,396.

For the three months ended September 30, 2024, we had a net income of $526,781, which consisted of operating costs of $127,361. For the nine months ended September 30, 2024, we had a net income of $474,123, which consisted of operating costs of $180,019, offset by interest and dividends earned on marketable securities held in the operating account and Trust Account of $654,142.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective as of September 30, 2025.

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

Date: November 5, 2025	DT Cloud Star Acquisition Corporation

	By:	Sam Zheng Sun
	Name:	Sam Zheng Sun
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

	By:	Kenneth Lam
	Name:	Kenneth Lam
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

