Form 10-K
period 2025-12-31
DT Cloud Star Acquisition Corp
filed 2026-03-25
CIK 2017950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

DT CLOUD STAR ACQUISITION CORPORATION

(Exact name of registrant guarantor as specified in its charter)

Cayman Islands	001-42167	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

Office 51, 10 Fl, 31 Hudson Yards, New York, NY	11201
(Address of principal executive offices)	(Zip Code)

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $72,338,220.

As of February 17, 2026, there were 3,653,409 ordinary shares, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“we,” “us,” “our company,” “registrant,” or “DT Cloud Star” are to DT Cloud Star Acquisition Corporation;

●	“amended and restated memorandum and articles of association” are to our Third Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“Companies Act” are to the Companies Act (Revised) of the Cayman Islands, as may be amended from time to time;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“initial public offering” are to our initial public offering consummated on July 26, 2024;

●	“initial shareholders” are to the holders of our initial shares prior to our initial public offering, including all of our officers and directors to the extent they hold such shares;

●	“initial shares” are to 1,725,000 ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering;

●	“Investment Company Act” are to Investment Company Act of 1940, as amended;

●	“management” or our “management team” are to our executive officers and directors;

●	“PRC” or “China” are to the People’s Republic of China, and only in the context of describing the industry matters and the PRC laws, rules, regulations, regulatory authorities, and any PRC entities or citizens under such rules, laws and regulations and other legal or tax matters in this annual report, excludes Taiwan, the Hong Kong Special Administrative Region and the Macau Special Administrative Region;

●	“private units” are to the units issued in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of the public shares, whether they are purchased in the public offering or in the aftermarket, including any of our initial shareholders to the extent that they purchase such public shares (except that our initial shareholders will not have conversion or tender rights with respect to any public shares they own);

●	“public units” are to the units issued in our initial public offering to public shareholders;

●	“representative shares” are to the 69,000 ordinary shares issued to A.G.P/Alliance Global Partners (and/or its designees) as a part of its representative compensation simultaneously with the closing of our initial public offering;

●	“rights” or “public rights” are to the rights which are being sold as part of the units in our initial public offering;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to DT Cloud Star Management Limited;

●	“US Dollars” and “$” are to the legal currency of the United States; and

●	“U.S. Holder” are to a beneficial owner of units, ordinary shares or rights that is for U.S. federal income tax purposes (1) an individual citizen or resident of the United States; (2) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia; (3) an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or (4) a trust if (a) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (a) it has in effect, under applicable U.S. Treasury regulations, a valid election to be treated as a U.S. person.

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

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

●	If we are unable to consummate a business combination, our public shareholders may be forced to wait until October 26, 2026 (unless further extended) before receiving liquidation distributions.

●	The requirement that we complete an initial business combination within a specific period of time may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our shareholders.

●	We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

●	You will not be entitled to protections normally afforded to investors of blank check companies.

●	We may issue additional ordinary or preferred shares or debt securities to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.

●	We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

●	If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by shareholders may be less than $10.00.

●	Holders of rights will not have redemption rights if we are unable to complete an initial business combination within the required time period.

●	We have no obligation to net cash settle the rights.

●	Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

●	The target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us) at the time of the execution of a definitive agreement for our initial business combination. Such requirement may limit the type and number of companies with which we may complete such a business combination.

●	Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

●	Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

●	Our officers and directors will allocate their time to other businesses thereby potentially limiting the amount of time they devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate our initial business combination.

●	Our officers and directors have pre-existing fiduciary and contractual obligations and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Nasdaq may delist our securities from trading on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	We may effect a business combination with a company located outside of the United States and if we do, we would be subject to a variety of additional risks that may negatively impact our business operations and financial results.

●	Given the PRC government’s potential oversight and discretion over the conduct of our directors’ and officers’ search for a target company, the PRC government may intervene or influence our operations at any time, which could result in a material change in our search for a target business and/or the value of the securities we are registering. Changes in the policies, regulations, rules, and the enforcement of laws of the PRC may be adopted quickly with little advance notice and could have a significant impact upon our ability to operate.

●	The PRC government has indicated its intent to intervene in or influence a PRC company’s business operations at any time or to exert more oversight and control over offerings conducted overseas and foreign investment in China-based issuers. This could result in a material change in a PRC company’s business operations post-business combination and/or the value of its securities. Additionally, governmental and regulatory interference could significantly limit or completely hinder a target company’s ability to offer or continue to offer securities to investors post-business combination and cause the value of such securities to significantly decline or be worthless.

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

Competitive Strengths

Our management team is led by Mr. Sam Zheng Sun, our chairman and chief executive officer. Mr. Sun was a managing director of the private equity investment department of Affinity Equity Partners, a Hong Kong-headquartered firm that focuses on private equity investments across South Korea, Australia and New Zealand, Greater China and Southeast Asia between March 2021 and February 2023. Prior to that, Mr. Sun was a partner at Sequoia Capital based in Beijing, where he focused on private equity investments, between October 2018 and April 2020. Mr. Sun obtained his MBA degree from UCLA Anderson School of Management in 2007 and Bachelor’s degree in computer science and economics from University of Pittsburgh in 1997.

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

On February 2, 2026, we entered into a Business Combination Agreement (the “BCA”) with DTSQ Purchaser Inc., a Delaware corporation and our wholly owned subsidiary (“Purchaser”), DTSQ Merger Sub Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and PrimeGen US, Inc., a Delaware corporation (the “Target”). Pursuant to the BCA, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the BCA (the “Closing”), (i) we shall merge with and into the Purchaser (the “Redomestication Merger”), with Purchaser surviving the Redomestication Merger; and (ii) at least one business day subsequent to the consummation of the Redomestication Merger, Merger Sub shall merge with and into the Company (the “Acquisition Merger” and together with the Redomestication Merger, the “Mergers”), with the Target surviving the Acquisition Merger (the “Surviving Corporation”). As of the date of issuance of these financial statements, the business combination contemplated by the BCA has not been consummated.

Pursuant to the BCA, (a) at the effective time of Redomestication Merger (the “Redomestication Merger Effective Time”), (i) all the issued and outstanding units of DT Cloud Star (the “Parent Units”) immediately prior to the Redomestication Merger Effective Time will separate into their individual components of the ordinary share of DT Cloud Star (the “Parent Ordinary Share”) and the rights of DT Cloud Star (the “Parent Rights”) and will cease separate existence and trading, and (ii) each issued and outstanding Parent Right immediately prior to the Redomestication Merger Effective Time shall be converted into one right of the Purchaser to receive one-ninth (1/9) of one share of Class A common stock of the Purchaser (the “Purchaser Class A Common Stock”); (b) at the Redomestication Merger Effective Time, each issued and outstanding Parent Ordinary Share, other than certain excluded shares and dissenting shares, immediately prior to the Redomestication Merger Effective Time shall be converted automatically into one share of Purchaser Class A Common Stock; and (c) at the Redomestication Merger Effective Time, Purchaser shall issue warrants to purchase a total of an additional 1,931,900 shares of Purchaser Class A Common Stock (the “Non-Redemption Warrants”) to (x) those DT Cloud Star public shareholders which, as of a time immediately prior to the Redomestication Merger Effective Time, have not tendered their Parent Ordinary Shares in the redemption and (y) all other holders of Parent Ordinary Shares immediately prior to the Redomestication Merger (including, without limitation, the sponsor, other insiders and holders of other Parent Ordinary Shares that are not public Parent Ordinary Shares) (each, an “Eligible Warrant Recipient”).

At the effective time of the Acquisition Merger (the “Acquisition Merger Effective Time”), Purchaser will issue to Company stockholders an aggregate number of Purchaser Class A Common Stock valued at the “Purchase Price,” calculated as (a) $1,489,800,000 less (b) adjustments for outstanding Company warrants (the “Company Warrant”) and Company stock options (the “Company Stock Option”) based on the redemption price less applicable exercise prices. Each share of Purchaser common stock (the “Purchaser Common Stock”) is valued at the redemption price. Each Company stockholder will receive its pro rata share of this “Merger Consideration,” with holders of Company Class A Common Stock (the “Company Class A Common Stock”) receiving Purchaser Class A Common Stock and holders of Company Class B common stock (the “Company Class B Common Stock”) receiving Purchaser Class B common stock (the “Purchaser Class B Common Stock”).

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

On February 2, 2026, we entered into a Business Combination Agreement (the “BCA”) with DTSQ Purchaser Inc., a Delaware corporation and our wholly owned subsidiary (“Purchaser”), DTSQ Merger Sub Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and PrimeGen US, Inc., a Delaware corporation (the “Target”). Pursuant to the BCA, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the BCA (the “Closing”), (i) we shall merge with and into the Purchaser (the “Redomestication Merger”), with Purchaser surviving the Redomestication Merger; and (ii) at least one business day subsequent to the consummation of the Redomestication Merger, Merger Sub shall merge with and into the Company (the “Acquisition Merger” and together with the Redomestication Merger, the “Mergers”), with the Target surviving the Acquisition Merger (the “Surviving Corporation”). As of the date of issuance of these financial statements, the business combination contemplated by the BCA has not been consummated.

Pursuant to the BCA, (a) at the effective time of Redomestication Merger (the “Redomestication Merger Effective Time”), (i) all the issued and outstanding units of DT Cloud Star (the “Parent Units”) immediately prior to the Redomestication Merger Effective Time will separate into their individual components of the ordinary share of DT Cloud Star (the “Parent Ordinary Share”) and the rights of DT Cloud Star (the “Parent Rights”) and will cease separate existence and trading, and (ii) each issued and outstanding Parent Right immediately prior to the Redomestication Merger Effective Time shall be converted into one right of the Purchaser to receive one-ninth (1/9) of one share of Class A common stock of the Purchaser (the “Purchaser Class A Common Stock”); (b) at the Redomestication Merger Effective Time, each issued and outstanding Parent Ordinary Share, other than certain excluded shares and dissenting shares, immediately prior to the Redomestication Merger Effective Time shall be converted automatically into one share of Purchaser Class A Common Stock; and (c) at the Redomestication Merger Effective Time, Purchaser shall issue warrants to purchase a total of an additional 1,931,900 shares of Purchaser Class A Common Stock (the “Non-Redemption Warrants”) to (x) those DT Cloud Star public shareholders which, as of a time immediately prior to the Redomestication Merger Effective Time, have not tendered their Parent Ordinary Shares in the redemption and (y) all other holders of Parent Ordinary Shares immediately prior to the Redomestication Merger (including, without limitation, the sponsor, other insiders and holders of other Parent Ordinary Shares that are not public Parent Ordinary Shares) (each, an “Eligible Warrant Recipient”).

At the effective time of the Acquisition Merger (the “Acquisition Merger Effective Time”), Purchaser will issue to Company stockholders an aggregate number of Purchaser Class A Common Stock valued at the “Purchase Price,” calculated as (a) $1,489,800,000 less (b) adjustments for outstanding Company warrants (the “Company Warrant”) and Company stock options (the “Company Stock Option”) based on the redemption price less applicable exercise prices. Each share of Purchaser common stock (the “Purchaser Common Stock”) is valued at the redemption price. Each Company stockholder will receive its pro rata share of this “Merger Consideration,” with holders of Company Class A Common Stock (the “Company Class A Common Stock”) receiving Purchaser Class A Common Stock and holders of Company Class B common stock (the “Company Class B Common Stock”) receiving Purchaser Class B common stock (the “Purchaser Class B Common Stock”).

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

Our initial shareholders and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination. The holders of the representative shares also have agreed, among other things, to vote their representative shares in favor of any proposed business combination. As a result, if we sought shareholder approval of a proposed transaction, we would not require any additional votes from public shareholders in favor of the transaction in order to have such transaction approved (assuming that all issued and outstanding shares are voted and that the insiders do not purchase any units or shares in the after-market).

None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase units or ordinary shares in our initial public offering or from persons in the open market or in private transactions (other than the private units). However, if we hold a meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, initial shareholders and their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 promulgated under the Exchange Act, which are rules designed to stop potential manipulation of a company’s share. In addition, our officers, directors, initial shareholders and their affiliates would structure such purchases to be in compliance with the requirements of Rule 14e-5 under the Exchange Act, including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, directors, officers, advisors or their affiliates may purchase shares from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, directors, officers, advisors or their affiliates were to purchase shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, directors, officers, advisors or their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, directors, officers, advisors or their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

○	the amount of our securities purchased outside of the redemption offer by our sponsor, directors, officers, advisors or their affiliates, along with the purchase price;

○	the purpose of the purchases by our sponsor, directors, officers, advisors or their affiliates;

○	the impact, if any, of the purchases by our sponsor, directors, officers, advisors or their affiliates on the likelihood that the business combination transaction will be approved;

○	the identities of company security holders who sold to our sponsor, directors, officers, advisors or their affiliates (if not purchased on the open market) or the nature of company security holders (e.g., 5% security holders) who sold to our sponsor, directors, officers, advisors or their affiliates; and

○	the number of company securities for which we received redemption requests pursuant to its redemption offer.

Ability to extend the time to complete a business combination

We initially have 15 months from the closing of our initial public offering to consummate our initial business combination. On October 22, 2025, we entered into an amendment to the Investment Management Trust Agreement (the “Trust Agreement”), with Wilmington Trust National Association. Pursuant to the Trust Agreement, we have the right to extend the time for us to complete our initial business combination for a period for 12 months from October 26, 2025 to October 26, 2026 by depositing into the trust account $75,000 for all remaining public shares for each one-month extension.

If we anticipate that we may be unable to consummate our initial business combination within such period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. If we seek shareholder approval for an extension, our public shareholders will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then issued and outstanding public shares, subject to applicable laws. If we are unable to complete our initial business combination by October 26, 2026 (unless further extended), we will distribute the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), pro rata to our public shareholders, by way of the redemption of their shares and thereafter cease all operations except for the purposes of winding up of our affairs, as further described herein.

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

Redemption of public shares and liquidation of trust account if no business combination

If we do not complete a business combination by October 26, 2026 (unless further extended), our post-offering amended and restated memorandum and articles of association provides that we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution, the rights will expire and will be worthless.

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

Facilities

We maintain our principal executive office at Office 51, 10 Fl, 31 Hudson Yards, New York, NY. The cost for our use of this space is included in the $10,000 per month fee we will pay to our sponsor for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

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

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

As of December 31, 2025, we have no revenue before the business combination, and our business plan is dependent on the completion of a financing transaction. Our cash and working capital as December 31, 2025 are insufficient to complete its business combination for the upcoming year if the full 12 months been extended. Therefore, there is going concern issues that we will not have sufficient liquidity to meet our probable cash needs over the next 12 months.

If we are unable to consummate a business combination, our public shareholders may be forced to wait until October 26, 2026 (unless further extended) before receiving liquidation distributions.

We initially have 15 months from the closing of our initial public offering to consummate our initial business combination. On October 22, 2025, we entered into an amendment to the Investment Management Trust Agreement (the “Trust Agreement”), with Wilmington Trust National Association. Pursuant to the Trust Agreement, we have the right to extend the time for us to complete our initial business combination for a period for 12 months from October 26, 2025 to October 26, 2026 by depositing into the trust account $75,000 for all remaining public shares for each one-month extension.

We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period (unless further extended) will public shareholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, you may be forced to sell your securities potentially at a loss.

On February 2, 2026, we entered into a Business Combination Agreement (the “BCA”) with DTSQ Purchaser Inc., a Delaware corporation and our wholly owned subsidiary (“Purchaser”), DTSQ Merger Sub Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and PrimeGen US, Inc., a Delaware corporation (the “Target”). Pursuant to the BCA, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the BCA (the “Closing”), (i) we shall merge with and into the Purchaser (the “Redomestication Merger”), with Purchaser surviving the Redomestication Merger; and (ii) at least one business day subsequent to the consummation of the Redomestication Merger, Merger Sub shall merge with and into the Company (the “Acquisition Merger” and together with the Redomestication Merger, the “Mergers”), with the Target surviving the Acquisition Merger (the “Surviving Corporation”). As of the date of issuance of these financial statements, the business combination contemplated by the BCA has not been consummated.

Pursuant to the BCA, (a) at the effective time of Redomestication Merger (the “Redomestication Merger Effective Time”), (i) all the issued and outstanding units of DT Cloud Star (the “Parent Units”) immediately prior to the Redomestication Merger Effective Time will separate into their individual components of the ordinary share of DT Cloud Star (the “Parent Ordinary Share”) and the rights of DT Cloud Star (the “Parent Rights”) and will cease separate existence and trading, and (ii) each issued and outstanding Parent Right immediately prior to the Redomestication Merger Effective Time shall be converted into one right of the Purchaser to receive one-ninth (1/9) of one share of Class A common stock of the Purchaser (the “Purchaser Class A Common Stock”); (b) at the Redomestication Merger Effective Time, each issued and outstanding Parent Ordinary Share, other than certain excluded shares and dissenting shares, immediately prior to the Redomestication Merger Effective Time shall be converted automatically into one share of Purchaser Class A Common Stock; and (c) at the Redomestication Merger Effective Time, Purchaser shall issue warrants to purchase a total of an additional 1,931,900 shares of Purchaser Class A Common Stock (the “Non-Redemption Warrants”) to (x) those DT Cloud Star public shareholders which, as of a time immediately prior to the Redomestication Merger Effective Time, have not tendered their Parent Ordinary Shares in the redemption and (y) all other holders of Parent Ordinary Shares immediately prior to the Redomestication Merger (including, without limitation, the sponsor, other insiders and holders of other Parent Ordinary Shares that are not public Parent Ordinary Shares) (each, an “Eligible Warrant Recipient”).

At the effective time of the Acquisition Merger (the “Acquisition Merger Effective Time”), Purchaser will issue to Company stockholders an aggregate number of Purchaser Class A Common Stock valued at the “Purchase Price,” calculated as (a) $1,489,800,000 less (b) adjustments for outstanding Company warrants (the “Company Warrant”) and Company stock options (the “Company Stock Option”) based on the redemption price less applicable exercise prices. Each share of Purchaser common stock (the “Purchaser Common Stock”) is valued at the redemption price. Each Company stockholder will receive its pro rata share of this “Merger Consideration,” with holders of Company Class A Common Stock (the “Company Class A Common Stock”) receiving Purchaser Class A Common Stock and holders of Company Class B common stock (the “Company Class B Common Stock”) receiving Purchaser Class B common stock (the “Purchaser Class B Common Stock”).

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, and extended the time to consummate a business combination. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval by (1) holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, or (2) a unanimous written resolution of all of our shareholders. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (a) that would modify the substance or timing of our obligation to provide holders of our public shares the right to have their shares redeemed or repurchased in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by October 26, 2026 (unless further extended) or (b) with respect to any other provision relating to the rights of holders of our public shares.

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

We initially have 15 months from the closing of our initial public offering to consummate our initial business combination. On October 22, 2025, we entered into an amendment to the Investment Management Trust Agreement (the “Trust Agreement”), with Wilmington Trust National Association. Pursuant to the Trust Agreement, we have the right to extend the time for us to complete our initial business combination for a period for 12 months from October 26, 2025 to October 26, 2026 by depositing into the trust account $75,000 for all remaining public shares for each one-month extension. Any potential target business with which we enter into negotiations concerning a business combination will be aware of the requirement of completion by October 26, 2026 (unless further extended). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limits referenced above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

Infinity-Star Holdings Limited, a British Virgin Islands company, and Jin Xin, a PRC resident, hold 20% and 80%, respectively, of the outstanding shares of our sponsor. Our sponsor currently owns approximately 52.9% of our issued and outstanding ordinary shares. Certain companies requiring federally issued licenses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Therefore, because we may be considered a “foreign person” under such rules and regulations, we could be subject to foreign ownership restrictions and/or CFIUS review if our proposed business combination is with a U.S. target company engaged in a regulated industry or which may affect national security. The jurisdictional scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. Therefore, if our potential initial business combination with a U.S. target company falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such target company. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company were we to proceed without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of a CFIUS review, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies that do not have similar foreign ownership issues.

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

A potential target may make it a closing condition to our business combination that we have a minimum amount of cash at the time of closing. If the number of our shareholders electing to exercise their redemption rights or sell their shares to us in a tender offer has the effect of reducing the amount of money available to us to consummate a business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public shareholders may have to remain shareholders of our company and wait until October 26, 2026 (unless further extended), in order to be able to receive a pro rata portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than a pro rata share of the trust account for their shares and suffer an entire loss on your investment.

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

Our initial shareholders currently own approximately 52.9% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our memorandum and articles of association. None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase units in our initial public offering or any units or ordinary shares from persons in the open market or in private transactions (other than the private units). However, if our initial shareholders purchase any units in our initial public offering or if our officers, directors, initial shareholders or their affiliates determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to assist us in consummating our initial business combination, this will increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our ordinary shares. In connection with any vote for a proposed business combination, all of our initial shareholders, as well as all of our officers and directors, have agreed to vote the ordinary shares owned by them immediately before our initial public offering as well as any ordinary shares acquired in our initial public offering or in the aftermarket in favor of such proposed business combination.

There is no requirement under the Companies Act for us to hold annual or general meetings to elect directors. Accordingly, shareholders would not have the right to such a meeting or election of directors, unless the holders of not less than 10% of the voting rights of our company request such a meeting. As a result, it is unlikely that there will be an annual general meeting to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights until the consummation of a business combination. Accordingly, our initial shareholders will continue to exert control at least until the consummation of a business combination.

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

Pursuant to the letter agreement, our initial shareholders, officers and directors have agreed to vote the initial shares owned by them in favor of our initial business combination. The holders of the representative shares also have agreed, among other things, to vote their representative shares in favor of any proposed business combination. As a result, if we sought shareholder approval of a proposed transaction, we would not require any additional votes from public shareholders in favor of the transaction in order to have such transaction approved (assuming that all issued and outstanding shares are voted and that the insiders do not purchase any units or shares in the after-market).

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

Our public shareholders shall be entitled to receive funds from the trust account only in the event of a redemption to public shareholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation, if they redeem their shares in connection with an initial business combination that we consummate or if we seek to amend our memorandum and articles of association to affect the substance or timing of our redemption obligation to redeem all public shares if we cannot complete an initial business combination by October 26, 2026 (unless further extended). In no other circumstances will a shareholder have any right or interest of any kind to the funds in the trust account. Holders of rights will not have any right to the proceeds held in the trust account with respect to the rights. Accordingly, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

We may be limited to the funds held outside of the trust account to fund our search for target businesses, to pay our tax obligations and expenses, to operate before our initial business combination, and to complete our initial business combination.

Following the closing of our initial public offering, $2,069,000 of the net proceeds was released to us and will fund our future working capital needs. The funds available to us outside of the trust account may not be sufficient to allow us to structure, negotiate or close our initial business combination, pay our expenses, or to operate for at least until October 26, 2026 (unless further extended), assuming that our initial business combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. In such event, we would need to borrow funds from our insiders, officers, or directors to operate or may be forced to liquidate. Our insiders, officers and directors are under no obligation to loan us any funds. If we are unable to obtain the funds necessary, we may be forced to cease searching for a target business and may be unable to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive a pro rata portion of the amount then in the trust account (which may be less than $10.00 per share) on our redemption.

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

On October 28, 2024, we issued an unsecured promissory note to the sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000 (the “Working Capital Loan Note”). The Working Capital Loan Note is non-interest-bearing and payable on the consummation of the initial business combination or converted upon consummation of the business combination into additional private units at a price of $10.00 per unit. On July 29, 2025, we entered into a Letter Agreement to the Working Capital Loan Note (the “Letter Agreement”) with the sponsor, pursuant to which we and the sponsor agreed to terminate the Working Capital Loan Note and confirmed that the outstanding amount that we borrowed under the Promissory Note was $nil.

On October 22, 2025, we entered into an amendment to the Investment Management Trust Agreement (the “Trust Agreement”), with Wilmington Trust National Association. Pursuant to the Trust Agreement, we have the right to extend the time for us to complete our initial business combination for a period for 12 months from October 26, 2025 to October 26, 2026 by depositing into the trust account $75,000 for all remaining public shares for each one-month extension. On October 23, 2025, we issued an unsecured promissory note in the aggregate principal amount of $75,000 (the “Note”) to the sponsor, in exchange for its depositing such amount into the our trust account in order to extend the amount of time we have available to complete the business combination. The Note does not bear interest and matures upon the closing of our business combination. In addition, the Note may be converted by the holder into units identical to the units issued in our initial public offering at a price of $10.00 per unit.

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

We initially have 15 months from the consummation of our initial public offering to consummate the initial business combination. On October 22, 2025, we entered into an amendment to the Investment Management Trust Agreement (the “Trust Agreement”), with Wilmington Trust National Association. Pursuant to the Trust Agreement, we have the right to extend the time for us to complete our initial business combination for a period for 12 months from October 26, 2025 to October 26, 2026 by depositing into the trust account $75,000 for all remaining public shares for each one-month extension. If we do not complete a business combination by October 26, 2026 (unless further extended), we will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Act (As Revised) of the Cayman Islands. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. If we are unable to consummate our initial business combination by October 26, 2026 (unless further extended), we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of dissolution and liquidation, our warrants and rights will expire and will be worthless.

Because we are incorporated under the laws of the Cayman Islands, and most of our executive officers and directors are located outside the United States, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal or state courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. In addition, most of our executive officers and directors are located outside of the United States and are nationals or residents of jurisdictions other than the United States, and most or a substantial portion of their assets are located outside of the United States. Mr. Sam Zheng Sun, our chairman and chief executive officer, is a USA passport holder; Mr. Kenneth Lam, our chief financial officer and director, is a United Kingdom passport holder; Ms. Jiayi Liang, our chief operating officer, is a PRC passport holder; Mr. Shaoke Li, our independent director, is a PRC passport holder; Ms. Longjiao Li, our independent director, is a PRC passport holder; Mr. Chi Zhang, our independent director, is a PRC passport holder; and Mr. Xunyong Zhou, our director, is a PRC passport holder.

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

Since the net proceeds of our initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we had net tangible assets in excess of $5,000,000 upon the consummation of our initial public offering and we filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, restrict the use of interest earned on the funds held in the trust account and require us to complete a business combination by October 26, 2026 (unless further extended). Because we are not subject to Rule 419, our units will be immediately tradable, we will be entitled to withdraw amounts from the funds held in the trust account prior to the completion of a business combination and we may have more time to complete an initial business combination.

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

In addition, our directors and officers are nationals or residents of the United Kingdom and the PRC, and most or a substantial portion of their assets are located in the aforementioned locations. As of the date of this Report, Mr. Sam Zheng Sun, our chairman and chief executive officer is located in the United States; Ms. Jiayi Liang, our chief operating officer, Mr. Shaoke Li, Ms. Longjiao Li, and Mr. Chi Zhang, our independent directors, as well as Mr. Xunyong Zhou, our director, are located in the PRC; and Mr. Kenneth Lam, our chief financial officer and director, is located in the United Kingdom.

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

Our financial statements contained in the annual report on Form 10-K for the fiscal year ended December 31, 2025 have been audited by an independent registered public accounting firm, Elite CPA P.C., which is headquartered in New Jersey. Elite CPA P.C. is registered with the PCAOB and is subject to laws in the United States, pursuant to which the PCAOB conducts regular inspections to assess its compliance with applicable professional standards.

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

Item 2. Properties

We maintain our principal executive office at Office 51, 10 Fl, 31 Hudson Yards, New York, NY. We consider our current office space adequate for our current operations. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will pay to an affiliate of our sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team.

Item 3. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any of our officers or directors in their capacity as such, and we and our officers and directors have not been subject to any such proceeding in the 12 months preceding the date of this Report.

Item 4. Mine Safety Disclosures

Not applicable.

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

As of February 17, 2026, there was 3 holders of record of our units and 5 holders of record of our ordinary shares.

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

As indicated in the accompanying financial statements, as of December 31, 2025, we had cash and cash in escrow of $461 and working capital deficit of $361,245. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

We initially have 15 months from the closing of our initial public offering to consummate our initial business combination. On October 22, 2025, we entered into an amendment to the Investment Management Trust Agreement (the “Trust Agreement”), with Wilmington Trust National Association. Pursuant to the Trust Agreement, we have the right to extend the time for us to complete our initial business combination for a period for 12 months from October 26, 2025 to October 26, 2026 by depositing into the trust account $75,000 for all remaining public shares for each one-month extension.

If we anticipate that we may be unable to consummate our initial business combination within such period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. If we seek shareholder approval for an extension, our public shareholders will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then issued and outstanding public shares, subject to applicable laws. If we are unable to complete our initial business combination by October 26, 2026 (unless further extended), we will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned (net of taxes payable), which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

Going Concern Consideration

As of December 31, 2025, we had approximately $461 in cash and cash in escrow and working capital deficit of approximately $361,245. We had net income of $2,132,715 for the year ended December 31, 2025, which is mainly from the interest and dividends earned in trust account.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We initially have 15 months from the closing of our initial public offering to consummate our initial business combination. On October 22, 2025, we entered into an amendment to the Investment Management Trust Agreement (the “Trust Agreement”), with Wilmington Trust National Association. Pursuant to the Trust Agreement, we have the right to extend the time for us to complete our initial business combination for a period for 12 months from October 26, 2025 to October 26, 2026 by depositing into the trust account $75,000 for all remaining public shares for each one-month extension.

If we do not complete a business combination by October 26, 2026 (unless further extended), we will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Act (As Revised) of the Cayman Islands. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. If we are unable to consummate our initial business combination by October 26, 2026 (unless further extended), we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of dissolution and liquidation, our warrants and rights will expire and will be worthless.

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

Business Combination Agreement

Subsequent to December 31, 2025, on February 2, 2026, we entered into a Business Combination Agreement (the “BCA”) with PrimeGen US, Inc. and certain other parties, pursuant to which we intend to consummate our initial business combination through a series of merger transactions. Management believes that the consummation of the proposed business combination, if completed, would provide us with an operating business and additional capital resources. However, the completion of the proposed business combination is subject to customary closing conditions, including regulatory approvals and shareholder approval, and there can be no assurance that the transaction will be consummated. Accordingly, the matters described above do not alleviate the substantial doubt about our ability to continue as a going concern.

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

For the year ended December 31, 2025, cash used by operating activities was $410,968, primarily due to prepayment of formation and operational costs. As of December 31, 2025, we had cash at bank of $461.

On December 31, 2025, the Company had working capital deficit of $361,245, excluding deferred underwriting commissions and the available cash held in the Trust Account for marketable securities, which indicated a lack of liquidity it needed to sustain operations for a reasonable period of time, which was considered to be one year from the issuance of the financial statements.

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

On October 28, 2024, we issued an unsecured promissory note to the sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000 (the “Working Capital Loan Note”). The Working Capital Loan Note is non-interest-bearing and payable on the consummation of the initial business combination or converted upon consummation of the business combination into additional private units at a price of $10.00 per unit. On July 29, 2025, we entered into a Letter Agreement to the Working Capital Loan Note (the “Letter Agreement”) with the sponsor, pursuant to which we and the sponsor agreed to terminate the Working Capital Loan Note and confirmed that the outstanding amount that we borrowed under the Promissory Note was $nil.

On October 22, 2025, we entered into an amendment to the Investment Management Trust Agreement (the “Trust Agreement”), with Wilmington Trust National Association. Pursuant to the Trust Agreement, we have the right to extend the time for us to complete our initial business combination for a period for 12 months from October 26, 2025 to October 26, 2026 by depositing into the trust account $75,000 for all remaining public shares for each one-month extension. On October 23, 2025, we issued an unsecured promissory note in the aggregate principal amount of $75,000 (the “Note”) to the sponsor, in exchange for its depositing such amount into the our trust account in order to extend the amount of time we have available to complete the business combination. The Note does not bear interest and matures upon the closing of our business combination. In addition, the Note may be converted by the holder into units identical to the units issued in our initial public offering at a price of $10.00 per unit. As of December 31, 2025, we have issued additional unsecured promissory notes to the sponsor in connection with subsequent one-month extensions, resulting in an aggregate principal amount of $150,000 deposited into the trust account for business combination extension purposes.

Additionally, during the shareholder meeting, a total of 5,247,491 shares of common stock were tendered for redemption. This redemption of public shares resulted in a significant reduction in the number of outstanding public shares and has impacted the Company’s available liquidity. Management is actively managing the Company’s cash resources to ensure that sufficient funds are available to meet the minimum cash condition required to consummate the business combination.

The redemption of public shares, together with the extension of the business combination deadline, provides the Company with additional time to pursue suitable acquisition targets. However, the redemption activity has reduced the amount of cash available outside of the Trust Account, and any further redemptions could further impact the Company’s liquidity position and its ability to consummate the business combination. To support its ongoing liquidity needs and fund operating and transaction-related expenses, the Company plans to issue additional promissory notes to the Sponsor or its affiliates, subject to mutually agreed terms. The Company will continue to closely monitor its liquidity position and take appropriate actions to ensure that it maintains sufficient capital resources to complete the business combination.

Results of Operations

We have neither engaged in any operations nor generated any revenue to date. Our entire activity since inception through December 31, 2025 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective e initial business combination. We do not expect to generate any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with search for, and completing, a business combination.

For the year ended December 31, 2025, we had net income of $2,132,715, which consisted of operating costs of $557,174, offset by interest and dividends earned on marketable securities held in the operating account and Trust Account of $2,689,889.

Subsequent to December 31, 2025, on February 2, 2026, we entered into a Business Combination Agreement (the “BCA”) with PrimeGen US, Inc. and certain other parties, pursuant to which we intend to consummate our initial business combination. As the proposed business combination had not been consummated as of December 31, 2025, the execution of the BCA did not have any impact on our results of operations for the year ended December 31, 2025. Accordingly, we did not recognize any revenues related to the target business during the period, and our expenses continued to primarily consist of legal, accounting, advisory and other professional fees incurred in connection with identifying and evaluating a target business and preparing for the proposed business combination.

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

In connection with the proposed business combination, management has estimated the costs related to the transaction, which include legal, accounting, advisory, and other professional fees. These costs are expensed as incurred and are subject to change depending on the final structure of the business combination and the parties involved. The Company has not yet finalized the total amount of transaction costs, which will be reflected in the financial statements upon the consummation of the business combination.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our audited financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Report, our disclosure controls and procedures were effective as of December 31, 2025.

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

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Sam Zheng Sun	51	Chairperson of the Board of Directors and Chief Executive Officer
Kenneth Lam	62	Chief Financial Officer and Director
Jiayi Liang	39	Chief Operating Officer
Shaoke Li	42	Independent Director
Longjiao Li	37	Independent Director
Chi Zhang Xunyong Zhou	41 51	Independent Director Director

Below is a summary of the business experience of each our executive officers and directors:

Sam Zheng Sun. Mr. Sun is our chief executive officer and a director. Mr. Fan was a managing director of the private equity investment department of Affinity Equity Partners, a Hong Kong-headquartered firm that focuses on private equity investments across South Korea, Australia and New Zealand, Greater China and Southeast Asia between March 2021 and February 2023. Prior to that, Mr. Sun was a partner at Sequoia Capital based in Beijing, where he focused on private equity investments, between October 2018 and April 2020. Mr. Sun obtained his MBA degree from UCLA Anderson School of Management in 2007 and Bachelor’s degree in computer science and economics from University of Pittsburgh in 1997.

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

Xunyong Zhou. Dr. Zhou is an entrepreneur and researcher with over 6 years of experience in biotechnology and health innovation. Dr. Zhou’s main topic of research is enzyme-based theory for food products, cosmetics, daily chemicals and tea, and he holds over 20 patents as of now. Dr. Zhou is a pioneering figure in biotechnology and digital health innovation. He has served as director for Huakang Biomedical Holdings Company Limited (HK: 08622) since November 2025. Since January 2023, He has been leading advancements in biological enzyme solutions and cell therapy technologies through Nanjing Hezhen Holding Group Co., Ltd., where he serves as chairman and integrates healthcare generative pre-training transformer and enzyme therapy expertise to co-create a collaborative platform offering next-generation health solutions. Dr. Zhou also oversees Changsha Kerong Health Technology Co., Ltd., which has built a multidisciplinary health service team comprising medical, product, and service experts centered on delivering AI-enhanced health education, health consultation, and health management services. From March 2019 to January 2023, Dr. Zhou took the role of chairman for Zhenzhen Suqian Biotechnology Co. Ltd.. Dr. Zhou graduated from Tianjin University of the PRC with a bachelor degree of engineering majoring in business administration in 2002 and Fudan University of the PRC with a master degree of laws in 2011. Dr. Zhou subsequently obtained his doctorate degree in business administration from the Université Nice Sophia Antipolis in Nice, France in 2016. He is currently the honorary chairman of the Vaccine and Immune Health Branch of the Liaoning Immunology Society and a member of the National Enzyme Engineering and Fermentation Engineering Professional Committee.

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

The following table summarizes the other relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual	Name of Affiliated Company	Affiliation
Sam Zheng Sun	Sin Lian Seng Construction	CEO，Director, Chairman

Kenneth Lam	Golden Star Acquisition Corporation	Chief Financial Officer

Jiayi Liang	Junwei Investment Management Co., Ltd.	Partner

Longjiao Li	Shenzhen Qianhai Hairun Huaxin Investment Co., Ltd.	General Manager

Chi Zhang	Grains Valley Capital Golden Star Acquisition Corporation	Partner Independent Director

Xunyong Zhou	OCEAN CAPITAL ACQUISITION CORPORATION	Senior Advisor

	Nanjing Zhencui Holding Group Co., Ltd	99% Shareholder

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of February 17, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

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

In the table below, the percentage ownership is based on 3,653,409 ordinary shares (which includes ordinary shares that are underlying the units) issued and outstanding as of February 17, 2026. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon conversion of rights as the rights are not convertible within 60 days of this Report.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares
DT Cloud Star Management Limited (our sponsor)(2)	1,931,900	52.9%
Sam Zheng Sun(3)	—	—
Kenneth Lam(3)	—	—
Jiayi Liang(3)	—	—
Shaoke Li(3)	—	—
Longjiao Li(3)	—	—
Chi Zhang(3)
All directors and executive officers (five individuals) as a group	—	—
All initial shareholders as a group	1,931,900	52.9%
All other five percent (5%) shareholders
Ramya Rao	550,000	15.1%
AQR Capital Management, LLC(4)	444,725	12.1%
AQR Capital Management Holdings, LLC(4)	444,725	12.1%
AQR Arbitrage, LLC(4)	444,725	12.1%
Feis Equities LLC(5)	352,550	9.6%
TD Securities (USA) LLC(6)	351,740	9.6%
Westchester Capital Management, LLC(7)	183,531	5.0%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o DT Cloud Star Acquisition Corporation, Floors 1 through 3, 175 Pearl Street, Brooklyn, New York 11201.

(2)	Represents shares held by DT Cloud Star Management Limited, our sponsor. The address for our sponsor is 300 Cadman Plaza West, 12th Floor, Brooklyn NY 11201.

(3)	Such individual does not beneficially own any of our ordinary shares.

(4)	AQR Capital Management, LLC, AQR Capital Management Holdings, LLC, and AQR Arbitrage, LLC shares the holding of 12.1% of the outstanding shares of DT Cloud Star Acquisition Corporation. AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. AQR Arbitrage, LLC is deemed to be controlled by AQR Capital Management, LLC. The address for each of AQR Capital Management, LLC, AQR Capital Management Holdings, LLC, and AQR Arbitrage, LLC is One Greenwich Plaza, Suite 130, Greenwich, Connecticut 06830.

(5)	Feis Equities LLC holds 9.6% of the outstanding shares of DT Cloud Star Acquisition Corporation. The managing member of Feis Equities LLC is Lawrence M. Feis. Each of Feis Equities LLC and Lawrence M. Feis has voting and disposition power over 352,550 Ordinary Shares. The address for each of Feis Equities LLC and Lawrence M. Feis is 1740 Waukegan Road, Suite 206, Glenview, Illinois 60025.

(6)	TD Securities (USA) LLC (“TDS”) holds 9.6% of the outstanding shares of DT Cloud Star Acquisition Corporation. Toronto Dominion Holdings (U.S.A.), Inc. (“TDH”), TD Group US Holdings LLC (“TD Gus”), and Toronto Dominion Bank (“TD Bank”) may be deemed to be indirect beneficial owners of said equity securities directly held by TDS. TDS is the wholly owned subsidiary of TDH. TDH is the wholly owned subsidiary of TD GUS. TD GUS is the wholly owned subsidiary of TD Bank. The principal office address for each of TDS and TDH is One Vanderbilt Avenue, New York, New York 10017. The principal office address for TD GUS is 251 Little Falls Drive, Wellington, Delaware 19808. The principal office address for TD Bank is Toronto-Dominion Centre, 66 Wellington Street West, 12th Floor, TD Tower, Toronto, Ontario, Canada M5K 1A2.

(7)	Westchester Capital Management, LLC holds 5.0% of the outstanding shares of DT Cloud Star Acquisition Corporation. Westchester Capital Management, LLC serves as sub-advisor to each of The Merger Fund, The Merger Fund VL, Virtus Westchester Credit Event Fund, JNL Multi-Manager Alternative Fund, JNL/Westchester Capital Event Driven Fund and Principal Funds, Inc. - Global Multi-Strategy Fund. The address for Westchester Capital Management, LLC is 100 Summit Lake Drive, Valhalla, NY 10595.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

Our initial shareholders beneficially own 52.9% of our issued and outstanding ordinary shares. Because of this ownership block, our sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

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

On October 28, 2024, we issued an unsecured promissory note to the sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000 (the “Working Capital Loan Note”). The Working Capital Loan Note is non-interest-bearing and payable on the consummation of the initial business combination or converted upon consummation of the business combination into additional private units at a price of $10.00 per unit. On July 29, 2025, we entered into a Letter Agreement to the Working Capital Loan Note (the “Letter Agreement”) with the sponsor, pursuant to which we and the sponsor agreed to terminate the Working Capital Loan Note and confirmed that the outstanding amount that we borrowed under the Promissory Note was $nil.

On October 22, 2025, we entered into an amendment to the Investment Management Trust Agreement (the “Trust Agreement”), with Wilmington Trust National Association. Pursuant to the Trust Agreement, we have the right to extend the time for us to complete our initial business combination for a period for 12 months from October 26, 2025 to October 26, 2026 by depositing into the trust account $75,000 for all remaining public shares for each one-month extension. On October 23, 2025, we issued an unsecured promissory note in the aggregate principal amount of $75,000 (the “Note”) to the sponsor, in exchange for its depositing such amount into the our trust account in order to extend the amount of time we have available to complete the business combination. The Note does not bear interest and matures upon the closing of our business combination. In addition, the Note may be converted by the holder into units identical to the units issued in our initial public offering at a price of $10.00 per unit. As of December 31, 2025, we have issued additional unsecured promissory notes to the sponsor in connection with subsequent one-month extensions, resulting in an aggregate principal amount of $150,000 deposited into the trust account for business combination extension purposes.

As of December 31, 2025 and 2024, we had a temporary advance of $384,050 and $84,500 from the sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

We initially have 15 months from the closing of our initial public offering to consummate our initial business combination. On October 22, 2025, we entered into an amendment to the Investment Management Trust Agreement (the “Trust Agreement”), with Wilmington Trust National Association. Pursuant to the Trust Agreement, we have the right to extend the time for us to complete our initial business combination for a period for 12 months from October 26, 2025 to October 26, 2026 by depositing into the trust account $75,000 for all remaining public shares for each one-month extension.

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

On October 28, 2024, we issued an unsecured promissory note to the sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000 (the “Working Capital Loan Note”). The Working Capital Loan Note is non-interest-bearing and payable on the consummation of the initial business combination or converted upon consummation of the business combination into additional private units at a price of $10.00 per unit. On July 29, 2025, we entered into a Letter Agreement to the Working Capital Loan Note (the “Letter Agreement”) with the sponsor, pursuant to which we and the sponsor agreed to terminate the Working Capital Loan Note and confirmed that the outstanding amount that we borrowed under the Promissory Note was $nil.

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

Item 14. Principal Accountant Fees and Services

Elite CPA P.C. acts as our independent registered public accounting firm since July 16, 2025. Fees for professional services provided by our independent registered public accounting firm since inception include:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Audit Fees(1)	$55,000	$-
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$55,000	$-

The following is a summary of fees paid or to be paid to UHY LLP for services rendered.

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Audit Fees(1)	$68,375	$153,750
Audit-Related Fees(2)
Tax Fees(3)
All Other Fees(4)	-
Total	$68,375	$153,750

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm related to our initial public offering process, audits of our annual financial statements, review of the financial information included in our Form 10-Q for the respective periods, or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice and tax planning.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DT Cloud Star Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of DT Cloud Star Acquisition Corporation(the “Company”) as of December 31, 2025 and 2024, and the related statement of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash to sustain its operations and has no revenue, its business plan is dependent on the completion of a business combination on or before October 26, 2026, which is less than one year from the issuance date of the financial statements. If a business combination is not consummated by this date or an extension is not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits of these financial statements in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ EliteCPA P.C.

We have served as the Company’s auditor since July 2025.
Piscataway, New Jersey
March 25, 2026

DT CLOUD STAR ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash	$461	$411,429
Prepaid expenses	95,182	40,182

Total current assets	95,643	451,611
Cash and marketable securities held in trust	17,876,466	70,456,287
TOTAL ASSETS	$17,972,109	$70,907,898

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$72,838	$27,387
Amount due to Sponsor	384,050	84,500

Total Current Liabilities	456,888	111,887

Deferred underwriting compensation	690,000	690,000

TOTAL LIABILITIES	$1,146,888	$801,887

Commitments and contingencies (Note 7)
Ordinary shares subject to possible redemption, 1,652,509 and 6,900,000 shares (at redemption price of $10.82 and $10.21 per share) at December 31, 2025 and 2024, respectively	17,876,466	70,456,287

Shareholders’ deficit:
Ordinary shares, par value $0.0001 per share; 500,000,000 shares authorized; 2,000,900 and 2,000,900 shares issued and outstanding at December 31, 2025 and 2024, respectively	200	200
Additional paid-in capital	-	-
Accumulated deficit	(1,051,445)	(350,476)

Total Shareholders’ deficit	(1,051,245)	(350,276)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$17,972,109	$70,907,898

See accompanying notes to the audited financial statements.

DT CLOUD STAR ACQUISITION CORPORATION

AUDITED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2025	2024
Operating expenses:
Formation and operating costs	$(437,174)	$(222,248)
General and administrative expenses	(120,000)	(50,000)
Loss from operations	(557,174)	(272,248)

Other income:
Interest from operating account	6,205	9,577
Interest and dividends earned in Trust Account	2,626,342	1,192,605
Unrealized gained on marketable securities held in Trust Account	57,342	263,682
Total other income	2,689,889	1,465,864

NET INCOME	$2,132,715	$1,193,616

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	6,281,802	2,978,689
Non-redeemable ordinary shares, basic and diluted	2,000,900	1,716,236
Redeemable ordinary shares, basic and diluted net income per share	$0.36	$1.52
Non-redeemable ordinary shares, basic and diluted net income (loss) per share	$(0.07)	$(1.94)

See accompanying notes to audited financial statements.

DT CLOUD STAR ACQUISITION CORPORATION

AUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Year ended December 31, 2025
	Ordinary shares		Additional Paid-In	Share Capital	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of December 31, 2024	2,000,900	$200	$-	$-	$(350,476)	$(350,276)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on Trust Account)	-	-	-	-	(2,683,684)	(2,683,684)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)					(150,000)	(150,000)
Net income for the year	-	-	-	-	2,132,715	2,132,715
Balance as of December 31, 2025	2,000,900	$200	$-	$-	$(1,051,445)	$(1,051,245)

	For the Year Ended December 31, 2024
	Ordinary Shares		Additional Paid-in	Share Capital	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance as of December 31, 2023(1)	1,725,000	$173	$24,827	$(25,000)	$(5,786)	$(5,786)

Sale of units in initial public offering, net of offering costs	6,900,000	690	66,823,491	-	-	66,824,181
Payment of Share capital receivable from sponsor (related party)	-	-	-	25,000	-	25,000
Sale of shares to sponsor in private placement	206,900	20	2,068,980	-	-	2,069,000
Issuance of representative shares	69,000	7	(7)	-	-	-
Ordinary shares subject to possible redemption	(6,900,000)	(690)	(62,099,310)	-	-	(62,100,000)
Allocation of offering costs to common stock subject to redemption	-	-	1,958,237	-	-	1,958,237
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on Trust Account)	-	-	-	-	(1,456,287)	(1,456,287)
Accretion of carrying value to redemption value	-	-	(8,776,218)	-	(82,019)	(8,858,237)
Net income for the year	-	-	-	-	1,193,616	1,193,616
Balance as of December 31, 2024	2,000,900	$200	$-	$-	$(350,476)	$(350,276)

(1)	Includes up to an aggregate of 225,000 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part.

See accompanying notes to audited financial statements.

DT CLOUD STAR ACQUISITION CORPORATION

AUDITED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Cash flows from operating activities:
Net income (loss)	$2,132,715	$1,193,616
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Prepaid expenses	164,190	33,236
Interest and dividend income earned in cash and investments held in Trust Account	(2,683,684)	(1,456,287)

Change in operating assets and liabilities:
Prepaid expenses	(219,190)	(70,448)
Accrued expenses	45,451	27,387
Amount due to Sponsor	149,550	75,744

Net cash used in operating activities	(410,968)	(196,752)

Cash flows from investing activities:
Investment of cash in Trust Account	-	(69,000,000)
Cash withdrawn from Trust Account to redeem Public Shares	55,413,505
Extension contributions deposited into Trust Account	(150,000)

Net cash provided by(used in) investing activities	55,263,505	(69,000,000)

Cash flows from financing activities:
Payments for common stock redemption	(55,413,505)
Proceeds from promissory note - related party	150,000
Proceeds from issuance of Founder Shares to Sponsor	-	25,000
Sale of units to the founder in private placement	-	2,069,000
Proceeds from issuance promissory note	-	298,440
Proceeds from sale of units	-	69,000,000
Payment of offering costs	-	(1,485,819)
Payment of promissory note to Sponsor	-	(298,440)

Net cash used in(provided by) financing activities	(55,263,505)	69,608,181

Net change in Cash	(410,968)	411,429
Cash at beginning of period	411,429	-
Cash and cash equivalents at end of year	$461	$411,429

Non-cash investing and financing activities
Deferred underwriting compensation	$-	$690,000
Initial value of ordinary share subject to possible redemption	$-	$62,100,000
Reclassification of offering costs related to public shares	$-	$(1,958,237)
Subsequent measurement of ordinary shares subject to redemption against additional paid-in capital (“APIC”) and accumulated deficit	$150,000	$8,858,237
Subsequent measurement of ordinary shares subject to redemption (interest and dividends earned in Trust Account)	$2,683,684	$1,456,287
Representative shares issued to underwriter	$-	$7

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

On October 22, 2025, the Company entered into an amendment to the Investment Management Trust Agreement (the “Trust Agreement”), with Wilmington Trust National Association. Pursuant to the Trust Agreement, the Company have the right to extend the time for us to complete our initial business combination for a period for 12 months from October 26, 2025 to October 26, 2026 by depositing into the trust account $75,000 for all remaining public shares for each one-month extension. On October 23, 2025, the Company issued an unsecured promissory note in the aggregate principal amount of $75,000 (the “Note”) to the sponsor, in exchange for its depositing such amount into the our trust account in order to extend the amount of time the Company have available to complete the business combination. The Note does not bear interest and matures upon the closing of our business combination. In addition, the Note may be converted by the holder into units identical to the units issued in our initial public offering at a price of $10.00 per unit.

As of December 31, 2025 and 2024, the Company has $17,876,466 and $70,456,287 marketable securities held in the Trust Account, respectively.

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

Subsequent to December 31, 2025, on February 2, 2026, the Company entered into a Business Combination Agreement (the “BCA”) with PrimeGen US, Inc. and certain other parties, pursuant to which the Company intends to consummate its initial business combination. The consummation of the proposed business combination is subject to the satisfaction or waiver of customary closing conditions, including, among others, approval by the Company’s shareholders. As of the date of issuance of these financial statements, the business combination contemplated by the BCA has not been consummated.

We initially have 15 months from the closing of our initial public offering to consummate our initial business combination. On October 22, 2025, we entered into an amendment to the Investment Management Trust Agreement (the “Trust Agreement”), with Wilmington Trust National Association. Pursuant to the Trust Agreement, we have the right to extend the time for us to complete our initial business combination for a period for 12 months from October 26, 2025 to October 26, 2026 by depositing into the trust account $75,000 for all remaining public shares for each one-month extension.

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

Business Combination Costs

In connection with the proposed business combination, management has estimated the costs related to the transaction, which include legal, accounting, advisory, and other professional fees. These costs are expensed as incurred and are subject to change depending on the final structure of the business combination and the parties involved. The Company has not yet finalized the total amount of transaction costs, which will be reflected in the financial statements upon the consummation of the business combination.

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENTS

Going Concern Considerations and Management Liquidity Plans

The Company have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. The Company initially have 15 months from the closing of our initial public offering to consummate our initial business combination. On October 22, 2025, we entered into an amendment to the Investment Management Trust Agreement (the “Trust Agreement”), with Wilmington Trust National Association. Pursuant to the Trust Agreement, the Company have the right to extend the time for us to complete our initial business combination for a period for 12 months from October 26, 2025 to October 26, 2026 by depositing into the trust account $75,000 for all remaining public shares for each one-month extension. If the Company does not complete a Business Combination within 15 months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Act (As Revised) of the Cayman Islands. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a Business Combination. If the Company is unable to consummate the Company’s initial Business Combination by October 26, 2026 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the Company’s rights will expire and will be worthless.

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

Subsequent to December 31, 2025, on February 2, 2026, the Company entered into a Business Combination Agreement (the “BCA”) with PrimeGen US, Inc. and certain other parties, pursuant to which the Company intend to consummate our initial business combination through a series of merger transactions. Management believes that the consummation of the proposed business combination, if completed, would provide us with an operating business and additional capital resources. However, the completion of the proposed business combination is subject to customary closing conditions, including regulatory approvals and shareholder approval, and there can be no assurance that the transaction will be consummated. Accordingly, the matters described above do not alleviate the substantial doubt about our ability to continue as a going concern.

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

On December 31, 2025, the Company had working capital deficit of $361,245, excluding deferred underwriting commissions and the available cash held in the Trust Account for marketable securities, which indicated a lack of liquidity it needed to sustain operations for a reasonable period of time, which was considered to be one year from the issuance of the financial statements.There is no assurance that the Company’s plan to consummate a business combination will be successful. If a Business Combination is not consummated by the relevant period, there will be a mandatory liquidation and subsequent dissolution. As a result, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statement does not include any adjustments that might result from the outcome of the uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $461 and $411,429 in cash as of December 31, 2025 and 2024, respectively.

Cash and Marketable Securities Held in Trust Account

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividends earned and unrealized gain on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company had $17,876,466 and $70,456,287 marketable securities held in the Trust Account as of December 31, 2025 and 2024, respectively.

During the year ended December 31, 2025, interest and dividends earned in the Trust Account amounted to $2,683,684 , of which $2,626,342 was reinvested in the Trust Account, $57,342 was recognized as unrealized gain on investments held in the Trust Account. During the year ended December 31, 2024, interest and dividends earned in the Trust Account amounted to $1,456,287, of which $1,192,605 was reinvested in the Trust Account, $263,682 was recognized as unrealized gain on investments held in the Trust Account.

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

Ordinary Share Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their audited financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the audited financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provisions of the Inflation Reduction Act (the “IR Act”) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes parent or affiliate to the Company and the Company may become a “covered corporation” as a listed Company in Nasdaq. The management team has evaluated the IR Act as of December 31, 2025 and does not believe it would have a material effect on the Company, and will continue to evaluate its impact.

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

The calculation of diluted income (loss) per ordinary shares does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights are contingent upon the occurrence of future events. As of December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Year ended December 31, 2025	For the Year ended December 31, 2024
Net income	$2,132,715	$1,193,616
Less: Remeasurement to redemption value		(8,858,237)
Less: Interest and dividends earned in Trust Account to be allocated to redeemable shares	(2,683,684)	(1,456,287)
Net loss excluding investment income in Trust Account	(550,969)	(9,120,908)

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENTS

	For the Year Ended		For the Year Ended
	December 31, 2025		December 31, 2024
	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(133,101)	$(417,868)	$(3,334,160)	$(5,786,748)
Interest and dividends earned in Trust Account	-	2,683,684	-	1,456,287
Accretion of temporary equity	-	-	-	8,858,237
Allocation of net (loss) income	$(133,101)	$2,265,816	$(3,334,160)	$4,527,776
Denominators:
Weighted-average shares outstanding	2,000,900	6,281,802	1,716,236	2,978,689
Basic and diluted net income (loss) per share	$(0.07)	$0.36	$(1.94)	$1.52

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

As of December 31, 2025, the ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds from Public Shares	$69,000,000
Less:
Proceeds allocated to public rights	(6,900,000)
Allocation of offering costs related to ordinary shares	(1,958,237)
Redeem the redeemable ordinary shares held by Shareholder	(55,413,505)
Plus:
Accretion of carrying value to redemption value	8,858,237
Subsequent measurement of ordinary shares subject to possible redemption (interest and dividend earned in Trust Account)	4,139,971
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	150,000
Ordinary shares subject to possible redemption (plus any interest and dividends earned in the Trust Account)	17,876,466

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

On October 28, 2024, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note is non-interest-bearing and payable on the date which the Company consummates an initial business combination.On July 29, 2025, we entered into a Letter Agreement to the Working Capital Loan Note (the “Letter Agreement”) with the sponsor, pursuant to which we and the sponsor agreed to terminate the Working Capital Loan Note and confirmed that the outstanding amount that we borrowed under the Promissory Note was $nil.

On October 22, 2025, the Company entered into an amendment to the Investment Management Trust Agreement (the “Trust Agreement”), with Wilmington Trust National Association. Pursuant to the Trust Agreement, the Company have the right to extend the time for us to complete our initial business combination for a period for 12 months from October 26, 2025 to October 26, 2026 by depositing into the trust account $75,000 for all remaining public shares for each one-month extension. On October 23, 2025, the Company issued an unsecured promissory note in the aggregate principal amount of $75,000 (the “Note”) to the sponsor, in exchange for its depositing such amount into the our trust account in order to extend the amount of time we have available to complete the business combination. The Note does not bear interest and matures upon the closing of our business combination. In addition, the Note may be converted by the holder into units identical to the units issued in our initial public offering at a price of $10.00 per unit. As of December 31, 2025, we have issued additional unsecured promissory notes to the sponsor in connection with subsequent one-month extensions, resulting in an aggregate principal amount of $150,000 deposited into the trust account for business combination extension purposes.

As of December 31, 2025 and 2024, the principal amount due and owing under the Promissory Note are $nil and $nil, respectively.

Due to Related Party

As of December 31, 2025 and 2024, the Company had a temporary advance of $384,050 and $84,500 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENTS

Administrative Services Arrangement

An affiliate of the Sponsor will agree that, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $10,000 per month for these services commencing on the closing date of our initial public offering. For the year ended December 31, 2025, the Company incurred $120,000 for these services in total, included in General and administrative expenses.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, be converted by the holder into units identical to the units issued in our initial public offering at a price of $10.00 per unit. As of December 31, 2025 and December 31, 2024, the principal amount due under the Working Capital Loan was $nil and $nil.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares, with a par value $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of December 31, 2025, there were 2,000,900 ordinary shares issued and outstanding, excluding 1,652,509 ordinary shares subject to possible redemption.

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

“Fair value” is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

●	Level 2 - Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

●	Level 3 - Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
At December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Money Market Funds (cash equivalents)	$461
Money Market Funds (marketable securities held in Trust Account)	$17,876,466	$-	$-

	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
At December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Money Market Funds (cash equivalents)	$411,429
Money Market Funds (marketable securities held in Trust Account)	$70,456,287	$-	$-

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were filed. Except as described below, no subsequent events were identified that would have required adjustment or disclosure in the financial statements.

On February 2, 2026, the Company entered into a Business Combination Agreement (the “BCA”) with PrimeGen US, Inc. and certain other parties, pursuant to which the Company intends to consummate its initial business combination. As of the date of these financial statements, the proposed business combination has not been consummated and remains subject to the satisfaction or waiver of customary closing conditions.

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

Exhibit No.	Description

3.1	Third Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-42167) filed with the SEC on October 24, 2025)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-278982), initially filed with the SEC on April 29, 2024)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, as amended (File No. 333-278982), initially filed with the SEC on April 29, 2024)

4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, as amended (File No. 333-278982), initially filed with the SEC on April 29, 2024)

4.4	Rights Agreement, dated July 24, 2024, by and between VStock Transfer LLC and the Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-42167) filed with the SEC on July 26, 2024)

4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to the Annal Report on Form 10-K (File No. 001-42167) filed with the SEC on March 31, 2025)

10.1	Investment Management Trust Account Agreement, dated July 24, 2024, 2024, by and among the Company, VStock Transfer LLC and Wilmington Trust National Association (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-42167) filed with the SEC on July 26, 2024)

10.2	Registration Rights Agreement, dated July 24, 2024, among the Company, DT Cloud Star Management Limited and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-42167) filed with the SEC on July 26, 2024)

10.4	Letter Agreement, dated July 24, 2024, among the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-42167) filed with the SEC on July 26, 2024)

10.5	Letter Agreement, dated July 24, 2024, by and between the Company and DT Cloud Star Management Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-42167) filed with the SEC on July 26, 2024)

81

10.7	Private Placement Units Purchase Agreement, dated July 24, 2024, among the Company, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-42167) filed with the SEC on July 26, 2024)

10.8	Administrative Service Agreement, dated July 24, 2024, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-42167) filed with the SEC on July 26, 2024)

10.9	Form of Indemnification Agreement, dated July 24, 2024, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-42167) filed with the SEC on July 26, 2024)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Annal Report on Form 10-K (File No. 001-42167) filed with the SEC on March 31, 2025)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Annal Report on Form 10-K (File No. 001-42167) filed with the SEC on March 31, 2025)

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith

**	Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

82

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2026	DT CLOUD STAR ACQUISITION CORPORATION

	By:	/s/ Sam Zheng Sun
	Name:	Sam Zheng Sun
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities on March 25, 2026.

Name	Position

/s/ Sam Zheng Sun	Chief Executive Officer and Director
Sam Zheng Sun	(Principal Executive Officer)

/s/ Kenneth Lam	Chief Financial Officer and Director
Kenneth Lam	(Principal Financial and Accounting Officer)

/s/ Shaoke Li	Independent Director
Shaoke Li

/s/ Longjiao Li	Independent Director
Longjiao Li

/s/ Chi Zhang	Independent Director
Chi Zhang

/s/ Xunyong Zhou	Director
Xunyong Zhou

83