Form 10-Q
period 2026-03-31
DT Cloud Star Acquisition Corp
filed 2026-05-08
CIK 2017950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of March 31, 2026, there were 3,653,409 ordinary shares, par value $0.0001 per share, issued and outstanding.

DT Cloud Star Acquisition Corporation

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DT CLOUD STAR ACQUISITION CORPORATION

BALANCE SHEETS

	March 31,2026	December 31,2025
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,656	$461
Prepaid expenses	72,202	95,182

Total current assets	73,858	95,643
Cash and marketable securities held in trust	18,259,482	17,876,466
TOTAL ASSETS	$18,333,340	$17,972,109

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$15,764	$72,838
Amount due to Sponsor	912,644	384,050

Total Current Liabilities	928,408	456,888

Deferred underwriting compensation	690,000	690,000

TOTAL LIABILITIES	$1,618,408	$1,146,888

Commitments and contingencies (Note 7)
Ordinary shares subject to possible redemption, 1,652,509 shares (at redemption price of $11.05 and $10.82 per share) as of March 31,2026 and December 31, 2025, respectively	18,259,482	17,876,466

Shareholders’ deficit:
Ordinary shares, par value $0.0001 per share; 500,000,000 shares authorized; 2,000,900 and 2,000,900 shares issued and outstanding as of March 31,2026 and December 31, 2025, respectively	200	200
Additional paid-in capital	-	-
Share capital receivable	-	-
Accumulated deficit	(1,544,750)	(1,051,445)

Total Shareholders’ deficit	(1,544,550)	(1,051,245)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$18,333,340	$17,972,109

See accompanying notes to the unaudited financial statements.

DT CLOUD STAR ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2026	2025
Operating expenses:
Formation and operating costs	$(238,316)	(80,859)
General and administrative expenses	(30,000)	(30,000)
Loss from operations	(268,316)	(110,859)

Other income:
Interest from operating account	11	3,437
Interest and dividends earned in Trust Account	103,332	484,684
Unrealized gained on marketable securities held in Trust Account	54,684	253,022
Total other income	158,027	741,143

NET INCOME (LOSS)	$(110,289)	630,284

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	1,652,509	6,900,000
Non-redeemable ordinary shares, basic and diluted	2,000,900	2,000,900
Redeemable ordinary shares, basic and diluted net income per share	$0.022	0.095
Non-redeemable ordinary shares, basic and diluted net loss per share	$(0.073)	(0.012)

See accompanying notes to unaudited financial statements.

DT CLOUD STAR ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three Months Ended March 31, 2026
	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2025	2,000,900	$200	$-	$(1,051,445)	$(1,051,245)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on Trust Account)				(158,016)	(158,016)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)				(225,000)	(225,000)
Net Loss for the period	-	-	-	(110,289)	(110,289)
Balance as of March 31, 2026	2,000,900	$200	$-	$(1,544,750)	$(1,544,550)

	For the Three Months Ended March 31, 2025
	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2024	2,000,900	$200	$-	$(350,476)	$(350,276)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on Trust Account)				(737,706)	(737,706)
Net income for the period	-	-	-	630,284	630,284
Balance as of March 31, 2025	2,000,900	$200	$-	$(457,898)	$(457,698)

See accompanying notes to unaudited financial statements.

DT CLOUD STAR ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Three Months Ended 31-Mar-26	For the Three Months Ended 31-Mar-25
Cash flows from operating activities:
Net income (loss)	$(110,289)	$630,284
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Prepaid expenses	46,097	38,537
Interest and dividend income earned in cash and investments held in Trust Account	(158,016)	(737,706)

Change in operating assets and liabilities:
Prepaid expenses	(23,117)	(85,000)
Accrued expense and other liabilities	(57,074)	(16,036)
Amount due to Sponsor	303,594	30,000
Net cash provided by(used in) operating activities	1,195	(139,921)

Cash flows from investing activities:
Extension contributions deposited into Trust Account	(225,000)	-
Net cash used in investing activities	(225,000)	-

Cash flows from financing activities:
Proceeds from promissory note - related party	225,000	-
Net cash provided by financing activities	225,000	-

Net change in Cash	1,195	(139,921)
Cash at beginning of period	461	411,429
Cash and cash equivalents at end of period	$1,656	$271,508

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

The balances in the Trust Account as of March 31, 2026 and December 31, 2025 were $18,259,482 and $17,876,466, respectively.

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

On October 22, 2025, the Company entered into an amendment (the “Trust Amendment”) to the Investment Management Trust Agreement (the “Trust Agreement”), with Wilmington Trust National Association. Pursuant to the Trust Amendment, the Company has the right to extend the time for it to complete its Business Combination (the “Combination Period”) under the Trust Agreement for a period for 12 months from October 26, 2025 to October 26, 2026 by depositing into the Trust Account $75,000 for all remaining public shares (the “Extension Payment”) for each one-month extension. On October 23, 2025, the Company deposited the initial payment of $75,000 in the Trust Account, to initially extend the date by which the Company can complete an initial business combination by one month to November 26, 2025. As of March 31, 2026, the Company further extended the time to consummate our initial business combination to March 26, 2026.

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

On February 2, 2026, the Company entered into a Business Combination Agreement (the “BCA”) with DTSQ Purchaser Inc., a Delaware corporation and our wholly owned subsidiary (“Purchaser”), DTSQ Merger Sub Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and PrimeGen US, Inc., a Delaware corporation (the “Target”). Pursuant to the BCA, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the BCA (the “Closing”), (i) the Company shall merge with and into the Purchaser (the “Redomestication Merger”), with Purchaser surviving the Redomestication Merger; and (ii) at least one business day subsequent to the consummation of the Redomestication Merger, Merger Sub shall merge with and into the Company (the “Acquisition Merger” and together with the Redomestication Merger, the “Mergers”), with the Target surviving the Acquisition Merger (the “Surviving Corporation”). As of the date of issuance of these financial statements, the business combination contemplated by the BCA has not been consummated.

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

On October 22, 2025, the Company entered into an amendment (the “Trust Amendment”) to the Investment Management Trust Agreement (the “Trust Agreement”), with Wilmington Trust National Association. Pursuant to the Trust Amendment, the Company has the right to extend the time for it to complete its Business Combination (the “Combination Period”) under the Trust Agreement for a period for 12 months from October 26, 2025 to October 26, 2026 by depositing into the Trust Account $75,000 for all remaining public shares (the “Extension Payment”) for each one-month extension. On October 23, 2025, the Company deposited the initial payment of $75,000 in the Trust Account, to initially extend the date by which the Company can complete an initial business combination by one month to November 26, 2025. As of March 31, 2026, the Company further extended the time to consummate our initial business combination to March 26, 2026.

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

The accompanying unaudited financial statements as of March 31, 2026, and for the three months ended March 31, 2026 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments considered for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the period ending December 31, 2026, or any future period.

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

Cash and Cash Equivalent

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,656 and $461 in cash as of March 31, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividends earned and in unrealized gains on marketable securities held in Trust Account, in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company had $18,259,482 and $17,876,466 of marketable securities held in the Trust Account as of March 31, 2026 and December 31, 2025, respectively.

During the three months ended March 31, 2026, interest and dividends earned in the Trust Account amounted to $158,016, of which $103,332 was reinvested in the Trust Account, $54,684 was recognized as unrealized gain on investments held in the Trust Account. During the three months ended March 31, 2025, interest and dividends earned in the Trust Account amounted to $737,706, of which $484,684 was reinvested in the Trust Account, $253,022 was recognized as unrealized gain on investments held in the Trust Account.

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

Ordinary Share Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provisions of the Inflation Reduction Act (the “IR Act”) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes parent or affiliate to the Company and the Company may become a “covered corporation” as a listed Company in Nasdaq. The management team has evaluated the IR Act as of March 31, 2026 and does not believe it would have a material effect on the Company, and will continue to evaluate its impact.

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

The calculation of diluted income (loss) per ordinary shares does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights are contingent upon the occurrence of future events. As of March 31, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months ended March 31, 2026	For the Three Months ended March 31, 2025
Net income (loss)	$(110,289)	$630,284

Less: Interest and dividends earned in Trust Account to be allocated to redeemable shares	(158,016)	(737,706)
Net loss excluding investment income in Trust Account	(268,305)	(107,422)

	For the Three Months Ended		For the Three Months Ended
	March 31, 2026		March 31, 2025
	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(146,945)	$(121,360)	$(24,148)	$(83,274)
Interest and dividends earned in Trust Account	-	158,016	-	737,706
Allocation of net income (loss)	$(146,945)	$36,656	$(24,148)	$654,432
Denominators:
Weighted-average shares outstanding	2,000,900	1,652,509	2,000,900	6,900,000
Basic and diluted net income (loss) per share	$(0.073)	$0.022	$(0.012)	$0.095

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

As of March 31, 2026, the ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds from Public Shares	$69,000,000
Less:
Proceeds allocated to public rights	(6,900,000)
Allocation of offering costs related to ordinary shares	(1,958,237)
Redeem the redeemable ordinary shares held by Shareholder	(55,413,505)
Plus:
Accretion of carrying value to redemption value	8,858,237
Subsequent measurement of ordinary shares subject to possible redemption (interest and dividend earned in Trust Account)	4,297,987
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	375,000
Ordinary shares subject to possible redemption (plus any interest and dividends earned in the Trust Account)	18,259,482

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

Representative Shares

On July 26, 2024, the Company issued 69,000 ordinary shares of $0.0001 par value each to A.G.P/Alliance Global Partners (“A.G.P.”)(hereafter – the Representative Shares), at the closing of the IPO as part of representative compensation. The shares were accounted for as of July 26, 2024, and received by A.G.P.

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

As of March 31, 2026 and December 31, 2025, the principal amount due and owing under the Promissory Note were nil, respectively.

Due to Related Party

As of March 31, 2026 and December 31, 2025, the Company had a temporary payable of $912,644 and $384,050 to the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Arrangement

An affiliate of the Sponsor will agree that, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $10,000 per month for these services commencing on the closing date of the initial public offering for 15 months. For the three months ended March 31, 2026 and 2025, the Company incurred $30,000 and $30,000 for these services in total, included in general and administrative expenses.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $300,000 converted upon consummation of our business combination into private units at a price of $10.00 per unit. As of March 31, 2026 and December 31, 2025, the principal amount due under the Working Capital Loan was nil.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Ordinary Shares

The Company is authorized to issue 500,000,000 ordinary shares, with a par value $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of March 31, 2026, there were 2,000,900 ordinary shares issued and outstanding, excluding 1,652,509 ordinary shares subject to possible redemption.

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

●	Level 3 - Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
At March 31, 2026	(Level 1)	(Level 2)	(Level 3)
Money Market Funds (marketable securities held in Trust Account)	18,259,482	-	-

	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
At December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Money Market Funds (marketable securities held in Trust Account)	17,876,466	-	-

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

For the three months ended March 31, 2026, cash provided by operating activities was $1,195, primarily due to payments made by the sponsor, which offset the Company’s operating expenditures during the period. As of March 31, 2026, we had cash at bank of $1,656.

On March 31, 2026, the Company had working capital deficit of $854,550, excluding deferred underwriting commissions and the available cash held in the Trust Account for marketable securities, which indicated a lack of liquidity it needed to sustain operations for a reasonable period of time, which was considered to be one year from the issuance of the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenue to date. Our entire activity since inception through March 31, 2026 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with search for, and completing, a business combination.

For the three months ended March 31, 2026, we had net loss of $110,289, which consisted of operating costs of $268,316, offset by interest and dividends earned on marketable securities held in the operating account and Trust Account of $158,027. For the three months ended March 31, 2025, we had net income of $630,284, which consisted of operating costs of $110,859, offset by interest and dividends earned on marketable securities held in the operating account and Trust Account of $741,143.

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

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Subsequent Events

On April 6, 2026, the Company received a deficiency notice from Nasdaq stating that it no longer complies with Nasdaq Listing Rule 5450 (a)(2), which requires a minimum of 400 public shareholders for continued listing on the Nasdaq Global Market. The Company has until May 21, 2026 to submit a compliance plan, and may be granted up to 180 days from the notice date to regain compliance if the plan is accepted. The Company is evaluating strategic alternatives, including a potential transfer to the Nasdaq Capital Market. There can be no assurance that the Company will successfully regain compliance or maintain its Nasdaq listing. The Company filed a Form 8-K with the SEC on April 9, 2026 to disclose this matter.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective as of March 31, 2026.

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

ITEM 1A. RISK FACTORS

Failure to Maintain Nasdaq Listing Compliance

On April 6, 2026, we received a Nasdaq deficiency notice related to non-compliance with the minimum public shareholder requirement under Listing Rule 5450 (a)(2). If the Company are unable to regain compliance within the allowed grace period, Nasdaq may initiate delisting proceedings against our ordinary shares. Any delisting would materially reduce stock liquidity and adversely affect the market price of our securities.

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

Date: May 8, 2026	DT Cloud Star Acquisition Corporation

	By:	/s/ Sam Zheng Sun
	Name:	Sam Zheng Sun
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Kenneth Lam
	Name:	Kenneth Lam
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

