Form 10-K/A
period 2025-12-31
DT Cloud Star Acquisition Corp
filed 2026-06-17
CIK 2017950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

AMENDMENT NO. 1

TO

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

Going Concern Consideration

As of December 31, 2025, we had approximately $461 in cash and cash in escrow and working capital deficit of approximately $361,245. We had net income of $2,132,715 for the year ended December 31, 2025, which is mainly from the interest earned in trust account.

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

For the year ended December 31, 2025, we had net income of $2,132,715, which consisted of operating costs of $557,174, offset by interest earned on marketable securities held in the operating account and Trust Account of $2,689,889.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 16, 2025, the Company’s audit committee dismissed UHY LLP (“UHY”) as the Company’s independent registered public accounting firm.

UHY’s reports on the Company’s financial statements for the fiscal years ended December 31, 2024 and December 31, 2023 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. Furthermore, During the fiscal years ended December 31, 2024 and December 31, 2023, there have been no disagreements with UHY on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to UHY’s satisfaction, would have caused UHY to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements for such periods.

For the fiscal years ended December 31, 2024 and December 31, 2023, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

On July 16, 2025, the audit committee appointed Elite CPA P.C. (“Elite”) as the Company’s new independent registered public accounting firm. During the Company’s fiscal years ended December 31, 2024 and December 31, 2023 and through July 16, 2025, neither the Company nor anyone acting on the Company’s behalf consulted Elite with respect to any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting as of December 31, 2025 was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

DT CLOUD STAR ACQUISITION CORPORATION

AUDITED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2025	2024
Operating expenses:
Formation and operating costs	$(437,174)	$(222,248)
General and administrative expenses	(120,000)	(50,000)
Loss from operations	(557,174)	(272,248)

Other income:
Interest from operating account	6,205	9,577
Interest earned in Trust Account	2,626,342	1,192,605
Unrealized gained on marketable securities held in Trust Account	57,342	263,682
Total other income	2,689,889	1,465,864

NET INCOME	$2,132,715	$1,193,616

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	6,281,802	2,978,689
Non-redeemable ordinary shares, basic and diluted	2,000,900	1,716,236
Redeemable ordinary shares, basic and diluted net income per share	$0.36	$1.52
Non-redeemable ordinary shares, basic and diluted net loss per share	$(0.07)	$(1.94)

See accompanying notes to audited financial statements.

DT CLOUD STAR ACQUISITION CORPORATION

AUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Year ended December 31, 2025
	Ordinary shares		Additional Paid-In	Share Capital	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of December 31, 2024	2,000,900	$200	$-	$-	$(350,476)	$(350,276)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on Trust Account)	-	-	-	-	(2,683,684)	(2,683,684)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)					(150,000)	(150,000)
Net income for the year	-	-	-	-	2,132,715	2,132,715
Balance as of December 31, 2025	2,000,900	$200	$-	$-	$(1,051,445)	$(1,051,245)

	For the Year Ended December 31, 2024
	Ordinary Shares		Additional Paid-in	Share Capital	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance as of December 31, 2023(1)	1,725,000	$173	$24,827	$(25,000)	$(5,786)	$(5,786)

Sale of units in initial public offering, net of offering costs	6,900,000	690	66,823,491	-	-	66,824,181
Payment of Share capital receivable from sponsor (related party)	-	-	-	25,000	-	25,000
Sale of shares to sponsor in private placement	206,900	20	2,068,980	-	-	2,069,000
Issuance of representative shares	69,000	7	(7)	-	-	-
Ordinary shares subject to possible redemption	(6,900,000)	(690)	(62,099,310)	-	-	(62,100,000)
Allocation of offering costs to common stock subject to redemption	-	-	1,958,237	-	-	1,958,237
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on Trust Account)	-	-	-	-	(1,456,287)	(1,456,287)
Accretion of carrying value to redemption value	-	-	(8,776,218)	-	(82,019)	(8,858,237)
Net income for the year	-	-	-	-	1,193,616	1,193,616
Balance as of December 31, 2024	2,000,900	$200	$-	$-	$(350,476)	$(350,276)

(1)	Includes up to an aggregate of 225,000 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part.

See accompanying notes to audited financial statements.

DT CLOUD STAR ACQUISITION CORPORATION

AUDITED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Cash flows from operating activities:
Net income (loss)	$2,132,715	$1,193,616
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Prepaid expenses	164,190	33,236
Interest income earned in cash and investments held in Trust Account	(2,683,684)	(1,456,287)

Change in operating assets and liabilities:
Prepaid expenses	(219,190)	(70,448)
Accrued expenses	45,451	27,387
Amount due to Sponsor	149,550	75,744

Net cash used in operating activities	(410,968)	(196,752)

Cash flows from investing activities:
Investment of cash in Trust Account	-	(69,000,000)
Cash withdrawn from Trust Account to redeem Public Shares	55,413,505
Extension contributions deposited into Trust Account	(150,000)

Net cash provided by(used in) investing activities	55,263,505	(69,000,000)

Cash flows from financing activities:
Payments for common stock redemption	(55,413,505)
Proceeds from promissory note - related party	150,000
Proceeds from issuance of Founder Shares to Sponsor	-	25,000
Sale of units to the founder in private placement	-	2,069,000
Proceeds from issuance promissory note	-	298,440
Proceeds from sale of units	-	69,000,000
Payment of offering costs	-	(1,485,819)
Payment of promissory note to Sponsor	-	(298,440)

Net cash used in(provided by) financing activities	(55,263,505)	69,608,181

Net change in Cash	(410,968)	411,429
Cash at beginning of period	411,429	-
Cash and cash equivalents at end of year	$461	$411,429

Non-cash investing and financing activities
Deferred underwriting compensation	$-	$690,000
Initial value of ordinary share subject to possible redemption	$-	$62,100,000
Reclassification of offering costs related to public shares	$-	$(1,958,237)
Subsequent measurement of ordinary shares subject to redemption against additional paid-in capital (“APIC”) and accumulated deficit	$150,000	$8,858,237
Subsequent measurement of ordinary shares subject to redemption (interest earned in Trust Account)	$2,683,684	$1,456,287
Representative shares issued to underwriter	$-	$7

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

Interest income is recognized for earnings generated from all debt instruments in trust including U.S. Treasury money market funds, treasury bills and cash deposits irrespective of custodian’s description of periodic distribution as dividend. Dividend income is only recognized upon cash distribution declared on equity instruments, equity ETF and REITs. Interest and dividend derived from trust investments shall be separately disclosed either on Statement of Operations or accompanying footnotes per Regulation S-X Rule 5-03.

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

Cash and Marketable Securities Held in Trust Account

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned and unrealized gain on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company had $17,876,466 and $70,456,287 marketable securities held in the Trust Account as of December 31, 2025 and 2024, respectively.

During the year ended December 31, 2025, interest earned in the Trust Account amounted to $2,683,684 , of which $2,626,342 was reinvested in the Trust Account, $57,342 was recognized as unrealized gain on investments held in the Trust Account. During the year ended December 31, 2024, interest earned in the Trust Account amounted to $1,456,287, of which $1,192,605 was reinvested in the Trust Account, $263,682 was recognized as unrealized gain on investments held in the Trust Account.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit if additional paid in capital equals to zero. The interest earned by the marketable security held in trust, and the extension fee invest into the marketable security held in trust, were also recognized in redemption value against additional paid-in capital and accumulated deficit immediately.

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

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Year ended December 31, 2025	For the Year ended December 31, 2024
Net income	$2,132,715	$1,193,616
Less: Remeasurement to redemption value		(8,858,237)
Less: Interest earned in Trust Account to be allocated to redeemable shares	(2,683,684)	(1,456,287)
Net loss excluding investment income in Trust Account	(550,969)	(9,120,908)

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENTS

	For the Year Ended		For the Year Ended
	December 31, 2025		December 31, 2024
	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(133,101)	$(417,868)	$(3,334,160)	$(5,786,748)
Interest earned in Trust Account	-	2,683,684	-	1,456,287
Accretion of temporary equity	-	-	-	8,858,237
Allocation of net (loss) income	$(133,101)	$2,265,816	$(3,334,160)	$4,527,776
Denominators:
Weighted-average shares outstanding	2,000,900	6,281,802	1,716,236	2,978,689
Basic and diluted net income (loss) per share	$(0.07)	$0.36	$(1.94)	$1.52

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segment’s significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07during the year ended December 31, 2024. See Note 9 Segment reporting in the accompanying notes to the consolidated financial statements for further detail.

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

As of December 31, 2025, the ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds from Public Shares	$69,000,000
Less:
Proceeds allocated to public rights	(6,900,000)
Allocation of offering costs related to ordinary shares	(1,958,237)
Redeem the redeemable ordinary shares held by Shareholder	(55,413,505)
Plus:
Accretion of carrying value to redemption value	8,858,237
Subsequent measurement of ordinary shares subject to possible redemption (interest earned in Trust Account)	4,139,971
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	150,000
Ordinary shares subject to possible redemption (plus any interest earned in the Trust Account)	17,876,466

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

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENTS

Note 9 – Segment reporting

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer and the Chief Financial Officer, who review the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the statement of operations as net income (loss). The measure of segment assets is reported on the balance sheet as total assets.

	Year Ended
	December 31,
	2025	2024
Operating expenses:
Formation and operating costs	$(437,174)	$(222,248)
General and administrative expenses	(120,000)	(50,000)
Loss from operations	(557,174)	(272,248)

Other income:
Interest from operating account	6,205	9,577
Interest earned in Trust Account	2,626,342	1,192,605
Unrealized gained on marketable securities held in Trust Account	57,342	263,682
Total other income	2,689,889	1,465,864

NET INCOME	$2,132,715	$1,193,616

The key measures of segment profit or loss reviewed by the CODM are formation and operational costs. Formation and operational costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete the Business Combination within the Combination Period. The CODM also reviews formation and operational costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operational costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the consolidated statement of operations and described within their respective disclosures.

NOTE 10 – SUBSEQUENT EVENTS

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

June 17, 2026	DT CLOUD STAR ACQUISITION CORPORATION

	By:	/s/ Sam Zheng Sun
	Name:	Sam Zheng Sun
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities on June 17, 2026.

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