Form 10-Q
period 2026-06-30
DT Cloud Star Acquisition Corp
filed 2026-08-03
CIK 2017950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of June 30, 2026, there were 3,653,409 ordinary shares, par value $0.0001 per share, issued and outstanding.

DT CLOUD STAR ACQUISITION CORPORATION

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DT CLOUD STAR ACQUISITION CORPORATION

BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash	$341	$461
Prepaid expenses	45,012	95,182

Total current assets	45,353	95,643
Cash and marketable securities held in trust	18,421,078	17,876,466
TOTAL ASSETS	$18,466,431	$17,972,109

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$24,820	$72,838
Amount due to Sponsor	1,001,144	384,050

Total Current Liabilities	1,025,964	456,888

Deferred underwriting compensation	690,000	690,000

TOTAL LIABILITIES	$1,715,964	$1,146,888

Commitments and contingencies (Note 7)
Ordinary shares subject to possible redemption, 1,652,509 shares (at redemption price of $11.15 and $10.82 per share) at June 30, 2026 and December 31, 2025, respectively	18,421,078	17,876,466

Shareholders’ deficit:
Ordinary shares, par value $0.0001 per share; 500,000,000 shares authorized; 2,000,900 and 2,000,900 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	200	200
Additional paid-in capital	-	-
Share capital receivable	-	-
Accumulated deficit	(1,670,811)	(1,051,445)

Total Shareholders’ deficit	(1,670,611)	(1,051,245)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$18,466,431	$17,972,109

See accompanying notes to the unaudited financial statements.

DT CLOUD STAR ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Operating expenses:
Formation and operating costs	$(96,067)	$(82,711)	$(334,383)	$(163,570)
General and administrative expenses	(30,000)	(30,000)	(60,000)	(60,000)
Loss from operations	(126,067)	(112,711)	(394,383)	(223,570)

Other income:
Interest from operating account	6	2,050	17	5,487
Interest earned in Trust Account	108,188	497,026	266,204	1,234,732
Unrealized gain on marketable securities held in Trust Account	53,408	245,133	53,408	245,133
Total other income	161,602	744,209	319,629	1,485,352

Net income (loss)	$35,535	$631,498	$(74,754)	$1,261,782

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	1,652,509	6,900,000	1,652,509	6,900,000
Non-redeemable ordinary shares, basic and diluted(1)	2,000,900	2,000,900	2,000,900	2,000,900
Redeemable ordinary shares, basic and diluted net income per share	0.063	0.095	0.085	0.190
Non-redeemable ordinary shares, basic and diluted net income (loss) per share	(0.035)	(0.012)	(0.108)	(0.025)

See accompanying notes to unaudited financial statements.

DT CLOUD STAR ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Six Months Ended June 30, 2026
	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2025	2,000,900	$200	$-	$(1,051,445)	$(1,051,245)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on Trust Account)	-	-	-	(158,016)	(158,016)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(225,000)	(225,000)
Net income for the period	-	-	-	(110,289)	(110,289)
Balance as of March 31, 2026	2,000,900	$200	$-	$(1,544,750)	$(1,544,550)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain onTrust Account)	-	-	-	(161,596)	(161,596)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	-	-
Net income for the period	-	-	-	35,535	35,535
Balance as of June 30, 2026	2,000,900	$200	$-	$(1,670,811)	$(1,670,611)

	For the Six Months Ended June 30, 2025
	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2024	2,000,900	$200	$-	$(350,476)	$(350,276)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on Trust Account)				(737,706)	(737,706)
Net income for the period	-	-	-	630,284	630,284
Balance as of March 31, 2025	2,000,900	$200	$-	$(457,898)	$(457,698)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on Trust Account)				(742,159)	(742,159)
Net income for the period				631,498	631,498
Balance as of June 30, 2025	2,000,900	$200	$-	$(568,559)	$(568,359)

See accompanying notes to unaudited financial statements.

DT CLOUD STAR ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(74,754)	$1,261,782
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid expenses	83,003	85,740
Interest income earned in cash and investments held in Trust Account	(319,612)	(1,479,865)
Change in operating assets and liabilities:
Prepaid expenses	(32,833)	(106,995)
Amount due to sponsor	392,094	(30,000)
Deferred offering costs	-	-
Accrued liabilities	(48,018)	(16,036)

Net cash used in operating activities	(120)	(285,374)

Cash flows from investing activities:
Extension contributions deposited into Trust Account	(225,000)	-
Net cash used in investing activities	(225,000)	-

Cash flows from financing activities:
Proceeds from promissory note - related party	225,000	-
Net cash provided by financing activities	225,000	-

NET CHANGE IN CASH	(120)	(285,374)
CASH, BEGINNING OF PERIOD	461	411,429
CASH, END OF PERIOD	$341	$126,055

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

On October 22, 2025, the Company entered into an amendment to the Investment Management Trust Agreement (the “Trust Agreement”), with Wilmington Trust National Association. Pursuant to the Trust Agreement, the Company has the right to extend the time for us to complete our initial business combination for a period for 12 months from October 26, 2025 to October 26, 2026 by depositing into the trust account $75,000 for all remaining public shares for each one-month extension. On October 23, 2025, the Company issued an unsecured promissory note in the aggregate principal amount of $75,000 (the “Note”) to the sponsor, in exchange for its depositing such amount into the our trust account in order to extend the amount of time the Company have available to complete the business combination. The Note does not bear interest and matures upon the closing of our business combination. In addition, the Note may be converted by the holder into units identical to the units issued in our initial public offering at a price of $10.00 per unit.

The balances in the Trust Account as of June 30, 2026 and December 31, 2025 were $18,421,078 and $17,876,466, respectively.

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

On October 22, 2025, the Company entered into an amendment (the “Trust Amendment”) to the Investment Management Trust Agreement (the “Trust Agreement”), with Wilmington Trust National Association. Pursuant to the Trust Amendment, the Company has the right to extend the time for it to complete its Business Combination (the “Combination Period”) under the Trust Agreement for a period for 12 months from October 26, 2025 to October 26, 2026 by depositing into the Trust Account $75,000 for all remaining public shares (the “Extension Payment”) for each one-month extension. On October 23, 2025, the Company deposited the initial payment of $75,000 in the Trust Account, to initially extend the date by which the Company can complete an initial business combination by one month to November 26, 2025. As of the date of this report, the Company further extended the time to consummate our initial business combination to July 26, 2026.

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

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

For the six months ended June 30, 2026, cash used in operating activities was $120, primarily due to the Company’s operating expenditures, which offset payments made by the sponsor during the period. As of June 30, 2026, we had cash at bank of $341.

On June 30, 2026, the Company had working capital deficit of $980,611, excluding deferred underwriting commissions and the available cash held in the Trust Account for marketable securities, which indicated a lack of liquidity it needed to sustain operations for a reasonable period of time, which was considered to be one year from the issuance of the financial statements.

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

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

On October 22, 2025, the Company entered into an amendment (the “Trust Amendment”) to the Investment Management Trust Agreement (the “Trust Agreement”), with Wilmington Trust National Association. Pursuant to the Trust Amendment, the Company has the right to extend the time for it to complete its Business Combination (the “Combination Period”) under the Trust Agreement for a period for 12 months from October 26, 2025 to October 26, 2026 by depositing into the Trust Account $75,000 for all remaining public shares (the “Extension Payment”) for each one-month extension. On October 23, 2025, the Company deposited the initial payment of $75,000 in the Trust Account, to initially extend the date by which the Company can complete an initial business combination by one month to November 26, 2025. As of the date of this report, the Company further extended the time to consummate our initial business combination to July 26, 2026.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. On October 28, 2024, the Company issued an unsecured promissory note to the sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note is non-interest-bearing and payable on the consummation of the initial business combination or converted upon consummation of the business combination into additional private units at a price of $10.00 per unit. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes that the Company has sufficient resources to fund its working capital needs through the earlier of the consummation of an initial business combination or the winding-up of the Company. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern.

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

The accompanying unaudited financial statements as of June 30, 2026, and for the three and six months ended June 30, 2026 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the period ending December 31, 2026, or any future period.

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

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $341 and $461 in cash as of June 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned and in unrealized gains on marketable securities held in Trust Account, in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company had $18,421,078 and $17,876,466 of marketable securities held in the Trust Account as of June 30, 2026 and December 31, 2025, respectively.

During the three and six months ended June 30, 2026, interest earned in the Trust Account amounted to $161,596 and $319,612, of which $108,188 and $266,204 was reinvested in the Trust Account, $53,408  and $53,408 was recognized as unrealized gain on investments held in the Trust Account. During the three and six months ended June 30, 2025, interest earned in the Trust Account amounted to $742,159 and $1,479,865, of which $497,026 and $1,234,732 was reinvested in the Trust Account, $245,133 and $245,133 was recognized as unrealized gain on investments held in the Trust Account.

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

Ordinary Share Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026  and December 31, 2025 . The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provisions of the Inflation Reduction Act (the “IR Act”) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes parent or affiliate to the Company and the Company may become a “covered corporation” as a listed Company on Nasdaq. The management team has evaluated the IR Act as of June 30, 2026 and does not believe it would have a material effect on the Company, and will continue to evaluate its impact.

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

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The calculation of diluted income (loss) per ordinary shares does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights are contingent upon the occurrence of future events. As of June 30, 2026 the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months ended June 30, 2026	For the Three Months ended June 30, 2025
Net income	$35,535	$631,498

Less: Interest earned in Trust Account to be allocated to redeemable shares	(161,596)	(742,159)
Net loss excluding investment income in Trust Account	(126,061)	(110,661)

	For the Six Months ended June 30, 2026	For the Six Months ended June 30, 2025
Net income (loss)	$(74,754)	$1,261,782

Less: Interest earned in Trust Account to be allocated to redeemable shares	(319,612)	(1,479,865)
Net loss excluding investment income in Trust Account	(394,366)	(218,083)

	For the Three Months Ended		For the Three Months Ended
	June 30, 2026		June 30, 2025
	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(69,041)	$(57,020)	$(24,876)	$(85,785)
Interest earned in Trust Account	-	161,596	-	742,159
Allocation of net income (loss)	$(69,041)	$104,576	$(24,876)	$656,374
Denominators:
Weighted-average shares outstanding	2,000,900	1,652,509	2,000,900	6,900,000
Basic and diluted net income (loss) per share	$(0.035)	$0.063	$(0.012)	$0.095

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

	For the Six Months Ended		For the Six Months Ended
	June 30, 2026		June 30, 2025
	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(215,986)	$(178,380)	$(49,025)	$(169,058)
Interest earned in Trust Account	-	319,612	-	1,479,865
Allocation of net income (loss)	$(215,986)	$141,232	$(49,025)	$1,310,807
Denominators:
Weighted-average shares outstanding	2,000,900	1,652,509	2,000,900	6,900,000
Basic and diluted net income (loss) per share	$(0.108)	0.085	$(0.025)	0.190

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as allexisting segment disclosuresand reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 9 Segment and Geographic Information in the accompanying notes to the consolidated financial statements for further detail.

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

As of June 30, 2026, the ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds from public shares	$69,000,000
Less:
Proceeds allocated to public rights	(6,900,000)
Allocation of offering costs related to ordinary shares	(1,958,237)
Redeem the redeemable ordinary shares held by Shareholder	(55,413,505)
Plus:
Accretion of carrying value to redemption value	8,858,237
Subsequent measurement of ordinary shares subject to possible redemption (Interest earned in Trust Account)	4,459,583
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	375,000
Ordinary shares subject to possible redemption (plus any interest earned in the Trust Account)	18,421,078

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

On October 22, 2025, the Company entered into an amendment to the Investment Management Trust Agreement (the “Trust Agreement”), with Wilmington Trust National Association. Pursuant to the Trust Agreement, the Company has the right to extend the time for us to complete our initial business combination for a period for 12 months from October 26, 2025 to October 26, 2026 by depositing into the trust account $75,000 for all remaining public shares for each one-month extension. On October 23, 2025, the Company issued an unsecured promissory note in the aggregate principal amount of $75,000 (the “Note”) to the sponsor, in exchange for its depositing such amount into the our trust account in order to extend the amount of time we have available to complete the business combination. The Note does not bear interest and matures upon the closing of our business combination. In addition, the Note may be converted by the holder into units identical to the units issued in our initial public offering at a price of $10.00 per unit. As of June 30, 2026, we have issued additional unsecured promissory notes to the sponsor in connection with subsequent one-month extensions, resulting in an aggregate principal amount of $375,000 deposited into the trust account for business combination extension purposes.

As of June 30, 2026 and December 31, 2025, the principal amount due and owing under the Promissory Note were nil, respectively.

Due to Related Party

As of June 30, 2026 and December 31, 2025, the Company had a temporary advance of $1,001,114 and $384,050 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Administrative Services Arrangement

An affiliate of the Sponsor will agree that, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $10,000 per month for these services commencing on the closing date of the initial public offering for 15 months. For the three and six months ended June 30, 2026, the Company incurred $30,000 and $60,000 for these services in total, included in General and administrative expenses. For the three and six months ended June 30, 2025, the Company incurred $30,000 and $60,000 for these services in total, included in General and administrative expenses. During the six months ended June 30, 2026 and 2025, we paid administrative expense of $nil and $90,000, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $300,000 converted upon consummation of our business combination into private units at a price of $10.00 per unit. As of June 30, 2026 and December 31, 2025, the principal amount due under the Working Capital Loan was nil.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares, with a par value $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of June 30, 2026, there were 2,000,900 ordinary shares issued and outstanding, excluding 1,652,509 ordinary shares subject to possible redemption.

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

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on July 26, 2024, the holders of the Founder Shares, Private Placement Units (including securities contained therein), and units (including securities contained therein) that may be issued on conversion of working capital loans or extension loans  are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of this offering requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company’s register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company completion of initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

“Fair value” is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

●	Level 2 - Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

●	Level 3 - Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
At June 30, 2026	(Level 1)	(Level 2)	(Level 3)
Money Market Funds (cash equivalents)	$341
Money Market Funds (marketable securities held in Trust Account)	18,421,078	-	-

	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
At December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Money Market Funds (cash equivalents)	$461
Money Market Funds (marketable securities held in Trust Account)	17,876,466	-	-

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

	For the six months ended
	June 30，
	2026	2025
Operating expenses:
Formation and operating costs	$(334,383)	$(163,570)
General and administrative expenses	(60,000)	(60,000)
Loss from operations	(394,383)	(223,570)

Other income:
Interest from operating account	17	5,487
Interest earned in Trust Account	266,204	1,234,732
Unrealized gain on marketable securities held in Trust Account	53,408	245,133
Total other income	319,629	1,485,352

Net (Loss) Income	$(74,754)	$1,261,782

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

Note 10 – Subsequent Events

Management has evaluated subsequent events through the date of issuance of these condensed consolidated financial statements. On July 27, 2026, the Company received notification from The Nasdaq Stock Market LLC (“Nasdaq”) that its application to transfer the listing of its ordinary shares, units and rights from the Nasdaq Global Market to the Nasdaq Capital Market had been approved, effective as of the opening of trading on July 29, 2026. As a result of this transfer, the Company’s securities remain listed on Nasdaq and are subject to the continued listing requirements of the Nasdaq Capital Market. The trading symbols for the Company’s securities remain unchanged as “DTSQ,” “DTSQU” and “DTSQR.” In accordance with ASC 855, Subsequent Events, management has determined that this listing transfer constitutes a non-financial subsequent event that does not require adjustment to the condensed consolidated financial statements as of and for the quarter ended June 30, 2026, as it pertains to the listing tier of the Company’s securities rather than to the financial position or results of operations as of that date. However, disclosure of this event is provided to inform readers of the Company’s current capital markets status. No other subsequent events have occurred that would require recognition or disclosure in these financial statements.

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

For the six months ended June 30, 2026, cash used in operating activities was $120, primarily due to the Company’s operating expenditures, which offset payments made by the sponsor during the period. As of June 30, 2026, we had cash at bank of $341.

On June 30, 2026, the Company had working capital deficit of $980,611, excluding deferred underwriting commissions and the available cash held in the Trust Account for marketable securities, which indicated a lack of liquidity it needed to sustain operations for a reasonable period of time, which was considered to be one year from the issuance of the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenue to date. Our entire activity since inception through June 30, 2026 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with search for, and completing, a business combination.

For the six months ended June 30, 2026, we had net loss of $74,754, which consisted of operating costs of $394,383, offset by interest earned on marketable securities held in the operating account and Trust Account of $319,629. For the six months ended June 30, 2025, we had net income of $1,261,782, which consisted of operating costs of $223,570, offset by interest and dividends earned on marketable securities held in the operating account and Trust Account of $1,485,352.

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

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Subsequent Events

Subsequent to the quarter ended June 30, 2026, on July 29, 2026, the Company completed the transfer of its listed securities from the Nasdaq Global Market to the Nasdaq Capital Market, following Nasdaq’s approval received on July 27, 2026. This transfer was initiated to address previously reported deficiencies in the Company’s compliance with the Global Market continued listing standards and has successfully restored the Company’s compliance at the Capital Market tier, which imposes lower quantitative thresholds for stockholders’ equity, market value of publicly held shares, and minimum bid price. While this transfer has resolved the immediate risk of delisting, management cautions that there can be no assurance that the Company will be able to maintain compliance with the Capital Market’s ongoing listing requirements in the future. A future delisting from Nasdaq, if it were to occur, would materially reduce the trading liquidity of the Company’s ordinary shares, units and rights, and would adversely affect their market prices, as well as potentially impair the Company’s access to capital markets. Management intends to continue monitoring the Company’s key financial metrics against the Capital Market continued listing standards and will evaluate available remedial measures, if necessary. However, there is no guarantee that any such measures would be successful or that the Company would avoid future non-compliance. This listing transfer does not have any direct impact on the Company’s reported results of operations, cash flows, or financial position for the quarter ended June 30, 2026.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective as of June 30, 2026.

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

ITEM 1A. RISK FACTORS

We may not be able to maintain compliance with Nasdaq listing requirements.

On January 15, 2026, we were notified by the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) that based on our Market Value of Listed Securities (“MVLS”) for the period from November 21, 2025 to January 6, 2026, we no longer met the continued listing requirement under Nasdaq Listing Rule 5450(b)(2)(A) to maintain a minimum MVLS of $50,000,000. On April 6, 2026, we were notified by Nasdaq that we did not comply with the minimum 400 total shareholders requirement for continued inclusion under Nasdaq Listing Rule 5450(a)(2). Based on the review of materials we submitted on May 29, 2026, Nasdaq granted our request for an extension until October 5, 2026 to regain compliance with this requirement. On July 15, 2026, we received written notice from the Listing Qualifications Department of Nasdaq stating that Nasdaq had determined to delist our securities due to our failure to regain compliance with Nasdaq Listing Rules. Unless we requested an appeal by July 22, 2026, trading of our securities would be suspended at the opening of business on July 24, 2026, and a Form 25-NSE would be filed with the SEC to remove our securities from listing and registration on Nasdaq. We timely submitted a hearing request, which stayed the suspension. On July 27, 2026, we received notice that Nasdaq approved the transfer of the listing of our ordinary shares, units and rights from the Nasdaq Global Market to the Nasdaq Capital Market, effective at the opening of trading on July 29, 2026. As a result of this transfer, we regained compliance with Nasdaq listing requirements. Our securities continue to trade under the symbols “DTSQ,” “DTSQU” and “DTSQR,” respectively. However, there can be no assurance that we will be able to maintain compliance with Nasdaq listing requirements in the future. Any delisting from Nasdaq would materially reduce stock liquidity and adversely affect the market price of our securities.

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

Date: August 3, 2026	DT Cloud Star Acquisition Corporation

	By:	/s/ Sam Zheng Sun
	Name:	Sam Zheng Sun
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Kenneth Lam
	Name:	Kenneth Lam
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

