Form 10-Q
period 2026-09-30
DT Cloud Star Acquisition Corp
filed 2026-10-20
CIK 2017950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-42167

DT Cloud Star Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
25 Christopher Columbus Dr Apt 4411 Jersey City, NJ	07302
(Address of principal executive offices)	(Zip Code)

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

As of September 30, 2026, there were 3,653,409 ordinary shares, par value $0.0001 per share, issued and outstanding.

DT CLOUD STAR ACQUISITION CORPORATION

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DT CLOUD STAR ACQUISITION CORPORATION

BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash	$198	$461
Prepaid expenses	27,690	95,182

Total current assets	27,888	95,643
Cash and marketable securities held in trust	19,042,214	17,876,466
TOTAL ASSETS	$19,070,102	$17,972,109

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$2,620	$72,838
Amount due to Sponsor	1,648,144	384,050

Total Current Liabilities	1,650,764	456,888

Deferred underwriting compensation	690,000	690,000

TOTAL LIABILITIES	$2,340,764	$1,146,888

Commitments and contingencies (Note 7)
Ordinary shares subject to possible redemption, 1,652,509 shares (at redemption price of $11.52 and $10.82 per share) at September 30, 2026 and December 31, 2025, respectively	19,042,214	17,876,466

Shareholders’ deficit:
Ordinary shares, par value $0.0001 per share; 500,000,000 shares authorized; 2,000,900 and 2,000,900 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	200	200
Additional paid-in capital	-	-
Share capital receivable	-	-
Accumulated deficit	(2,313,076)	(1,051,445)

Total Shareholders’ deficit	(2,312,876)	(1,051,245)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$19,070,102	$17,972,109

See accompanying notes to the unaudited financial statements.

DT CLOUD STAR ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS

	For the three months ended September 30，		For the Nine months ended September 30，
	2026	2025	2026	2025
Operating expenses:
Formation and Operation Cost	$(162,278)	$(139,080)	$(496,661)	$(302,650)
General and administrative expenses	$(30,000)	$(30,000)	$(90,000)	$(90,000)
Loss from operations	(192,278)	(169,080)	(586,661)	(392,650)

Other income:
Interest from operating account	$13	$592	$30	$6,079
Interest earned in trust account	$113,922	$509,966	$433,534	$1,989,831
Unrealized gained on marketable securities held in Trust Account	$57,214	$241,486	$57,214	$241,486
Total other income	171,149	752,044	490,778	2,237,396
Net Income (Loss)	(21,129)	582,964	(95,883)	1,844,746

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	1,652,509	6,900,000	1,652,509	6,900,000
Non-redeemable ordinary shares, basic and diluted	2,000,900	2,000,900	2,000,900	2,000,900
Redeemable ordinary shares, basic and diluted net income per share	0.051	0.090	0.136	0.280
Non-redeemable ordinary shares, basic and diluted net income (loss) per share	(0.053)	(0.019)	(0.161)	(0.043)

See accompanying notes to unaudited financial statements.

DT CLOUD STAR ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Nine months ended September 30, 2026
	Ordinary Shares		Additional Paid-In	Share Capital	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance at December 31, 2025	2,000,900	$200	$-	$-	$(1,051,445)	$(1,051,245)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gained on trust account)	-	-	-	-	(158,016)	(158,016)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	-	(225,000)	(225,000)
Net loss for the year	-	-	-	-	(110,289)	(110,289)
Balance as of March 31, 2026	2,000,900	200	-	-	(1,544,750)	(1,544,550)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gained on trust account)	-	-	-	-	(161,596)	(161,596)
Net income for the year	-	-	-	-	35,535	35,535
Balance as of June 30, 2026	2,000,900	200	-	-	(1,670,811)	(1,670,611)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gained on trust account)	-	-	-	-	(171,136)	(171,136)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	-	(450,000)	(450,000)
Net loss for the year	-	-	-	-	(21,129)	(21,129)
Balance as of September 30, 2026	2,000,900	200	-	-	(2,313,076)	(2,312,876)

	For the Nine Months Ended September 30, 2025
	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2024	2,000,900	$200	$-	$(350,476)	$(350,276)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gained on Trust Account)	-	-	-	(737,706)	(737,706)
Net income for the period	-	-	-	630,284	630,284
Balance as of March 31, 2025	2,000,900	$200	$-	$(457,898)	$(457,698)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gained on Trust Account)	-	-	-	(742,159)	(742,159)
Net income for the period	-	-	-	631,498	631,498
Balance as of June 30, 2025	2,000,900	$200	$-	$(568,559)	$(568,359)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gained on Trust Account)	-	-	-	(751,452)	(751,452)
Net income for the period	-	-	-	582,964	582,964
Balance as of September 30, 2025	2,000,900	$200	$-	$(737,047)	$(736,847)

See accompanying notes to unaudited financial statements.

DT CLOUD STAR ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Nine months ended September 30，
	2026	2025
Cash flows from operating activities
Net income (loss)	(95,883)	1,844,746
Adjustments for non-cash income and expenses:		-
Amortization of prepaid expenses	96,964	122,914
Interest and dividend income earned in cash and investments held in trust account	(490,748)	(2,231,317)

Change in operating assets and liabilities:
Prepaid expenses	(29,472)	(121,393)
Accrued liabilities and other payables	(70,218)	(6,262)
Amount due to sponsor	589,094	-
Net cash used in operating activities	(263)	(391,312)

Cash flows from investing activities
Extension contributions deposited into Trust Account	(675,000)	-
Net cash used in investing activities	(675,000)	-

Cash flows from financing activities		-
Proceeds from promissory note - related party	675,000	-
Net cash generated from financing activities	675,000	-

Net increase in cash and cash equivalents	(263)	(391,312)
Cash and cash equivalents at start of period	461	411,429
Cash and cash equivalents at end of period	198	20,117

Non-cash investing and financing activities
Cash paid for interest	-	-
Cash paid for income taxes	-	-

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

On October 22, 2025, the Company entered into an amendment to the Investment Management Trust Agreement (the “Trust Agreement No. 1”) with Wilmington Trust National Association. Pursuant to the Trust Agreement No. 1, the Company has the right to extend the time for us to complete our initial business combination for a period for 12 months from October 26, 2025 to October 26, 2026 by depositing into the Trust Account $75,000 for all remaining public shares for each one-month extension. On October 23, 2025, the Company issued an unsecured promissory note in the aggregate principal amount of $75,000 (the “Note”) to the sponsor, in exchange for its depositing such amount into our Trust Account in order to extend the amount of time the Company have available to complete the business combination. The Note does not bear interest and matures upon the closing of our business combination. In addition, the Note may be converted by the holder into units identical to the units issued in our initial public offering at a price of $10.00 per unit.

The balances in the Trust Account as of September 30, 2026 and December 31, 2025 were $19,042,214 and $17,876,466, respectively.

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

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

On October 22, 2025, the Company entered into an amendment (the “Trust Amendment No. 1”) to the Investment Management Trust Agreement (the “Trust Agreement”) with Wilmington Trust National Association. Pursuant to the Trust Amendment No. 1, the Company has the right to extend the time for it to complete its Business Combination (the “Combination Period”) under the Trust Agreement for a period for 12 months from October 26, 2025 to October 26, 2026 by depositing into the Trust Account $75,000 for all remaining public shares for each one-month extension. On October 23, 2025, the Company deposited the initial payment of $75,000 in the Trust Account, to initially extend the date by which the Company can complete an initial business combination by one month to November 26, 2025. As of October 8, 2026, the Sponsor had deposited an aggregate of $900,000 into the Trust Account, representing the full extension payments for the twelve-month period.  On October 1, 2026, the Company entered into another amendment (the “Trust Amendment No. 2”) to the Trust Agreement with Wilmington Trust National Association. Pursuant to the Trust Amendment No. 2, the Company has the right to extend the Combination Period under the Trust Agreement for a period of twelve months from October 26, 2026 to October 26, 2027, by depositing into the Trust Account $0.033 for each remaining public share each one-month extension. As of the date of this report, the Company further extended the time to consummate our initial business combination to October 26, 2027.

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

For the nine months ended September 30, 2026, cash used in operating activities was $263, primarily due to the Company’s operating expenditures, which offset payments made by the sponsor during the period. As of September 30, 2026, we had cash at bank of $198.

On September 30, 2026, the Company had working capital deficit of $1,622,876, excluding deferred underwriting commissions and the available cash held in the Trust Account for marketable securities, which indicated a lack of liquidity it needed to sustain operations for a reasonable period of time, which was considered to be one year from the issuance of the financial statements.

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Additionally, during the Annual General Meeting of Shareholders held in October 2025, a total of 5,247,491 ordinary shares were tendered for redemption. This redemption of public shares resulted in a significant reduction in the number of outstanding public shares and has impacted the Company’s available liquidity. Management is actively managing the Company’s cash resources to ensure that sufficient funds are available to meet the minimum cash condition required to consummate the business combination.

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

On October 22, 2025, the Company entered into an amendment (the “Trust Amendment No. 1”) to the Investment Management Trust Agreement (the “Trust Agreement”) with Wilmington Trust National Association. Pursuant to the Trust Amendment No. 1, the Company has the right to extend the time for it to complete its Business Combination (the “Combination Period”) under the Trust Agreement for a period for 12 months from October 26, 2025 to October 26, 2026 by depositing into the Trust Account $75,000 for all remaining public shares for each one-month extension. On October 23, 2025, the Company deposited the initial payment of $75,000 in the Trust Account, to initially extend the date by which the Company can complete an initial business combination by one month to November 26, 2025. As of October 8, 2026, the Sponsor had deposited an aggregate of $900,000 into the Trust Account, representing the full extension payments for the twelve-month period.  On October 1, 2026, the Company entered into another amendment (the “Trust Amendment No. 2”) to the Trust Agreement with Wilmington Trust National Association. Pursuant to the Trust Amendment No. 2, the Company has the right to extend the Combination Period under the Trust Agreement for a period of twelve months from October 26, 2026 to October 26, 2027, by depositing into the Trust Account $0.033 for each remaining public share each one-month extension. As of the date of this report, the Company further extended the time to consummate our initial business combination to October 26, 2027.

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

If the Company is unable to consummate the Company’s initial Business Combination by October 26, 2027 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the Company’s rights will expire and will be worthless.

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

As indicated in the accompanying financial statements, the Company currently has a working capital deficit,and projected expenses are beyond the cash available through the earlier of the consummation of the initial Business Combination or one year from the issuance date of the financial statements. There is no assurance that the Company’s plan to consummate a business combination will be successful. If a Business Combination is not consummated by the relevant period, there will be a mandatory liquidation and subsequent dissolution. As a result, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statement does not include any adjustments that might result from the outcome of the uncertainty.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC.

The accompanying unaudited financial statements as of September 30, 2026, and for the three and nine months ended September 30, 2026 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the period ending December 31, 2026, or any future period.

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

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $198 and $461 in cash as of September 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned and in unrealized gained on marketable securities held in Trust Account, in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company had $19,042,214 and $17,876,466 of marketable securities held in the Trust Account as of September 30, 2026 and December 31, 2025, respectively.

During the three and nine months ended September 30, 2026, interest earned in the Trust Account amounted to $171,136 and $490,748 of which $113,922 and $433,534 was reinvested in the Trust Account, $57,214 and $57,214 was recognized as unrealized gained on investments held in the Trust Account. During the three and nine months ended September 30, 2025, interest earned in the Trust Account amounted to $751,452 and $2,231,317, of which $509,966 and $1,989,831 was reinvested in the Trust Account, $241,486 and $241,486 was recognized as unrealized gained on investments held in the Trust Account.

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

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provisions of the Inflation Reduction Act (the “IR Act”) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes parent or affiliate to the Company and the Company may become a “covered corporation” as a listed Company on Nasdaq. The management team has evaluated the IR Act as of September 30, 2026 and does not believe it would have a material effect on the Company, and will continue to evaluate its impact.

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The calculation of diluted income (loss) per ordinary shares does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights are contingent upon the occurrence of future events. As of September 30, 2026 the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months ended September 30, 2026	For the Three Months ended September 30, 2025
Net income (loss)	$(21,129)	$582,964
Less: Interest earned in Trust Account to be allocated to redeemable shares	(171,136)	(751,452)
Net loss excluding investment income in Trust Account	(192,265)	(168,488)

	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Net income (loss)	$(95,883)	$1,844,746
Less: Interest earned in Trust Account to be allocated to redeemable shares	(490,748)	(2,231,317)
Net loss excluding investment income in Trust Account	(586,631)	(386,571)

	For the Three Months Ended		For the Three Months Ended
	September 30, 2026		September 30, 2025
	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(105,300)	$(86,965)	$(37,876)	$(130,612)
Interest earned in Trust Account	-	171,136	-	751,452
Allocation of net income (loss)	$(105,300)	$84,171	$(37,876)	$620,840
Denominators:
Weighted-average shares outstanding	2,000,900	1,652,509	2,000,900	6,900,000
Basic and diluted net income (loss) per share	$(0.053)	$0.051	$(0.019)	$0.090

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2026		September 30, 2025
	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(321,286)	$(265,345)	$(86,900)	$(299,671)
Interest earned in Trust Account	-	490,748	-	2,231,317
Allocation of net income (loss)	$(321,286)	$225,403	$(86,900)	$1,931,646
Denominators:
Weighted-average shares outstanding	2,000,900	1,652,509	2,000,900	6,900,000
Basic and diluted net income (loss) per share	$(0.161)	$0.136	$(0.043)	$0.280

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

NOTE 3 – INITIAL PUBLIC OFFERING

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

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

As of September 30, 2026, the ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds from Public Shares	$69,000,000
Less:
Proceeds allocated to public rights	(6,900,000)
Allocation of offering costs related to ordinary shares	(1,958,237)
Redeem the redeemable ordinary shares held by Shareholder	(55,413,505)
Plus:
Accretion of carrying value to redemption value	8,858,237
Subsequent measurement of ordinary shares subject to possible redemption (interest earned in Trust Account)	4,630,719
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	825,000
Ordinary shares subject to possible redemption (plus any Interest earned in the Trust Account)	$19,042,214

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

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

On October 22, 2025, the Company entered into Amendment No. 1 to the Investment Management Trust Agreement with Wilmington Trust, National Association. Pursuant to this amendment, the Company has the right to extend the period to complete its initial business combination for up to 12 months, from October 26, 2025 to October 26, 2026, by depositing $75,000 into the Trust Account for all remaining public shares for each one-month extension. On October 23, 2025, the Company issued an unsecured promissory note in the aggregate principal amount of $75,000 (the “Note”) to the sponsor, in exchange for the sponsor depositing such amount into the Trust Account to extend the time available to complete the business combination. The Note does not bear interest and matures upon the closing of the business combination. In addition, the Note may be converted, at the holder’s option, into units identical to the units issued in the Company’s initial public offering at a price of $10.00 per unit.

As of September 30, 2026, the Company had issued additional unsecured promissory notes to the sponsor in connection with subsequent one-month extensions, resulting in an aggregate principal amount of $825,000 deposited into the Trust Account for business combination extension purposes. As of October 8, 2026, the Sponsor had deposited an aggregate of $900,000 into the Trust Account, representing the full extension payments for the twelve-month period. This aggregate amount is recorded as an amount due to the sponsor on the condensed consolidated balance sheets. Of this aggregate amount, $75,000 (represented by the Note) may, at the option of the sponsor, be converted into Private Units at a price of $10.00 per unit at the closing of the business combination.

As of September 30, 2026 and December 31, 2025, the principal amount due and owing under the Promissory Note were nil, respectively.

Due to Related Party

As of September 30, 2026 and December 31, 2025, the Company had a temporary advance of $1,648,144 and $384,050 from the Sponsor, respectively.  The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Arrangement

An affiliate of the Sponsor will agree that, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay an affiliate of the Sponsor $10,000 per month for these services, commencing on the closing date of the initial public offering and continuing monthly thereafter until the earlier of the consummation of an initial business combination or the Company’s liquidation. For the three and nine months ended September 30, 2026, the Company incurred $30,000 and $90,000 for these services in total, included in General and administrative expenses. For the three and nine months ended September 30, 2025, the Company incurred $30,000 and $90,000 for these services in total, included in General and administrative expenses. During the nine months ended September 30, 2026 and 2025, we paid administrative expense of $nil and $90,000, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $300,000 converted upon consummation of our business combination into private units at a price of $10.00 per unit. As of September 30, 2026 and December 31, 2025, the principal amount due under the Working Capital Loan was nil.

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – SHAREHOLDERS’ DEFICIT

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares, with a par value $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of September 30, 2026, there were 2,000,900 ordinary shares issued and outstanding, excluding 1,652,509 ordinary shares subject to possible redemption.

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

NOTE 8 – FAIR VALUE MEASUREMENTS

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

“Fair value” is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

●	Level 2 - Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

●	Level 3 - Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
At September 30, 2026	(Level 1)	(Level 2)	(Level 3)
Money Market Funds (cash equivalents)	$198	-	-
Money Market Funds (marketable securities held in Trust Account)	$19,042,214

	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
At December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Money Market Funds (cash equivalents)	$461
Money Market Funds (marketable securities held in Trust Account)	$17,876,466	-	-

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

DT CLOUD STAR ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the statement of operations as net income (loss). The measure of segment assets is reported on the balance sheet as total assets.

	For the Nine months ended September 30，
	2026	2025
Operating expenses:
Formation and Operation Cost	$(496,661)	$(302,650)
General and administrative expenses	$(90,000)	$(90,000)
Loss from operations	(586,661)	(392,650)

Other income:
Interest from operating account	$30	$6,079
Interest earned in trust account	$433,534	$1,989,831
Unrealized gained on marketable securities held in Trust Account	$57,214	$241,486
Total other income	490,778	2,237,396
Net Income (Loss)	(95,883)	1,844,746

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

Note 10 – Subsequent Events

Management has evaluated subsequent events through the date of issuance of these condensed consolidated financial statements. On October 1, 2026, the Company held its Annual General Meeting of Shareholders, at which shareholders approved amendments to the Company’s Investment Management Trust Agreement and Charter to extend the deadline by which the Company must consummate an initial business combination from October 26, 2026 to October 26, 2027, through up to twelve successive one-month extensions, with each one-month extension exercisable by depositing $0.033 per remaining public share into the Trust Account. In connection with the Annual General Meeting, 787,135 outstanding shares were tendered for redemption. In accordance with ASC 855, Subsequent Events, management has determined that these events constitute non-recognized subsequent events that do not require adjustment to the condensed consolidated financial statements as of and for the quarter ended September 30, 2026, as they pertain to the Company’s capital structure, liquidity position and business combination timeline rather than to conditions existing at September 30, 2026. However, disclosure of these events is provided to inform readers of the Company’s current status with respect to its extension of the business combination period, the reduction in public shares outstanding following the redemptions, and the sponsor’s continued financial support. No other subsequent events have occurred that would require recognition or disclosure in these financial statements.

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

For the nine months ended September 30, 2026, cash used in operating activities was $263, primarily due to the Company’s operating expenditures, which offset payments made by the sponsor during the period. As of September 30, 2026, we had cash at bank of $198.

On September 30, 2026, the Company had working capital deficit of $1,622,876, excluding deferred underwriting commissions and the available cash held in the Trust Account for marketable securities, which indicated a lack of liquidity it needed to sustain operations for a reasonable period of time, which was considered to be one year from the issuance of the financial statements.

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

Additionally, during the Annual General Meeting of Shareholders held in October 2025, a total of 5,247,491 shares of common stock were tendered for redemption. This redemption of public shares resulted in a significant reduction in the number of outstanding public shares and has impacted the Company’s available liquidity. Management is actively managing the Company’s cash resources to ensure that sufficient funds are available to meet the minimum cash condition required to consummate the business combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenue to date. Our entire activity since inception through September 30, 2026 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with search for, and completing, a business combination.

For the nine months ended September 30, 2026, we had net loss of $95,883, which consisted of operating costs of $586,661, offset by interest earned on marketable securities held in the operating account and Trust Account of $490,778. For the nine months ended September 30, 2025, we had net income of $1,844,746, which consisted of operating costs of $392,650, offset by Interest earned on marketable securities held in the operating account and Trust Account of $2,237,396.

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

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Subsequent Events

Subsequent to the quarter ended September 30, 2026, on October 1, 2026, the Company held its Annual General Meeting of Shareholders, during which the Company’s shareholders approved amendments to the Company’s Investment Management Trust Agreement and Charter to extend the deadline by which the Company must consummate an initial business combination from October 26, 2026 to October 26, 2027, through up to twelve successive one-month extensions. This extension was sought to provide the Company with additional time to complete its previously announced proposed business combination with PrimeGen US, Inc. While the shareholders’ approval has extended the Company’s timeline, there can be no assurance that the Company will be able to consummate the business combination within the extended period or at all. Failure to complete the business combination by the extended deadline would result in the Company’s mandatory liquidation and subsequent dissolution.

In connection with the Annual General Meeting, holders of 787,135 public shares exercised their redemption rights, and such shares were redeemed. These redemptions and the sponsor’s extension payment have reduced the amount of cash available outside of the Trust Account and may adversely affect the Company’s liquidity position and its ability to fund transaction-related expenses. Management is actively evaluating available financing options, including the issuance of additional promissory notes to the sponsor or its affiliates, to address the Company’s liquidity needs. However, there is no guarantee that such financing will be available on acceptable terms or at all. This subsequent event does not have any direct impact on the Company’s reported results of operations, cash flows, or financial position for the quarter ended September 30, 2026.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

As of July 26, 2024, a total of $69,000,000 of the net proceeds from our initial public offering was deposited in the Trust Account established for the benefit of our public stockholders, with Wilmington Trust National Association acting as trustee.

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

Date: October 20, 2026	DT Cloud Star Acquisition Corporation

	By:	/s/ Sam Zheng Sun
	Name:	Sam Zheng Sun
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Kenneth Lam
	Name:	Kenneth Lam
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

